Form 10-K
period 2005-09-30
Aviza Technology, Inc.
filed 2005-12-29
CIK 1311396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-51642

Aviza Technology, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1979646
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

440 Kings Village Road Scotts Valley, California	95066
(Address of principal executive offices)	(Zip Code)

831-438-2100
(Registrant’s Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on March 25, 2005, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $0. See Item 1 of this Form 10-K for more information about Aviza’s recently completed merger transaction with Trikon Technologies, Inc.

As of December 15, 2005, after giving effect to the issuance of all of the shares of the registrant’s common stock issuable in connection with the merger transaction, there were 10,299,582 shares of the registrant’s common stock outstanding.

Documents incorporated by reference:    None

AVIZA TECHNOLOGY, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

TABLE OF CONTENTS

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules
Signatures
Schedule II
Exhibits

Cautionary Statement Regarding Forward-Looking Statements

The statements in this report include forward-looking statements. These forward-looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology, including the words “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. These forward-looking statements relate to, among other things: our sales, results of operations and anticipated cash flows; capital expenditures; depreciation and amortization expenses; research and development expenses; sales, general and administrative expenses; the development and timing of the introduction of new products and technologies; our ability to maintain and develop relationships with our existing and potential future customers and our ability to maintain the level of investment in research and development and capacity that is required to remain competitive.  Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including, but not limited to: whether we will be able to integrate Trikon’s business successfully and achieve anticipated synergies; variability of our revenues and financial performance; risks associated with product development and technological changes; the acceptance of our products in the marketplace by existing and potential future customers; disruption of operations or increases in expenses caused by civil or political unrest or other catastrophic events; general economic conditions and conditions in the semiconductor industry in particular; the continued employment of our key personnel and risks associated with competition.

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see the “Risk Factors” set forth in Item 1A of Part I of this report, the “Liquidity and Capital Resources” section under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report and the other risks and uncertainties that are set forth elsewhere in this report or detailed in our other Securities and Exchange Commission reports and filings. We assume no obligation to update these forward-looking statements.

PART I

ITEM 1.    Business

Overview

Aviza is a supplier of advanced semiconductor equipment and process technologies for the global semiconductor industry.  Aviza offers front-end-of-line, or FEOL, process applications including products for atomic layer deposition, or ALD, diffusion and low pressure chemical vapor deposition, or LPCVD, furnaces and atmospheric pressure chemical vapor deposition, or APCVD, systems for the production of semiconductor integrated circuits, or ICs. Most ICs are manufactured on a silicon wafer base and are comprised of various components, such as transistors and capacitors. These components are also commonly referred to as devices. To build an IC, the transistors, capacitors and various other devices are first fabricated on the surface of the silicon wafer by performing a series of deposition, patterning and selective removal of unwanted layers. Interwoven within these steps are multiple thermal treatments to stabilize or activate various layers. These early fabrication process steps are typically called front end of line steps, or FEOL, steps. Aviza manufactures equipment that performs a number of the FEOL steps in the IC fabrication process, including diffusion, oxidation and deposition by ALD, LPCVD or APCVD systems.  Customers for these products include wafer manufacturers who either use the ICs for their own products or sell them to other companies.  To date, more than 2,500 Aviza systems have been installed worldwide.

Aviza’s customer base is geographically diverse and includes foundries, logic and memory device manufacturers.  Aviza has a global sales and support organization focused on developing strong, long-term customer relationships.  Aviza’s manufacturing and research and development facilities are located in Scotts Valley, California.

Aviza was incorporated on September 18, 2003 by affiliates of VantagePoint Venture Partners as Thermal Acquisition Corporation, a Delaware corporation, for the purpose of acquiring the business of the Thermal Division of

ASML Holding, N.V., a Netherlands corporation, which division of ASML is referred to in this discussion as the Predecessor. On October 10, 2003, Thermal Acquisition Corporation acquired the business of the Predecessor and changed its name to Aviza Technology, Inc.

On December 1, 2005, Aviza completed its consolidation through merger with Trikon Technologies, Inc. The merger transaction was effected through the formation of a new company named New Athletics, Inc., which issued shares of its common stock in exchange for outstanding shares of  common stock of Trikon and outstanding shares of common and series A preferred stock of Aviza. For accounting purposes, Aviza is deemed to have acquired Trikon because, immediately after the merger transaction, former stockholders of Aviza owned approximately 56% of the combined company and former stockholders of Trikon owned approximately 44% of the combined company. Each outstanding share of Aviza common and series A preferred stock was exchanged for .90043 of a share of New Athletics, Inc. common stock. All common stock and series A preferred stock and per share amounts for Aviza in this report have been adjusted to give retroactive effect to this exchange ratio for all periods presented. Shares of series B and B-1 preferred stock of Aviza were not exchanged in the merger transaction and, accordingly, the related share and per share amounts have not been adjusted.

In connection with the merger transaction, New Athletics, Inc. changed its name to Aviza Technology, Inc., the common stock of which is publicly traded on the NASDAQ National Market under the symbol “AVZA”.

During the three-month period ending December 30, 2005, Aviza will account for the Trikon acquisition using the purchase method of accounting and will reflect the issuance of (1) 4,568,946 shares of common stock issued in exchange for the outstanding shares of common stock of Trikon and (2) options and warrants to purchase 629,570 shares of Aviza common stock in exchange for outstanding options and warrants to purchase shares of Trikon common stock. Aviza’s results of operations will include Trikon’s results of operations for all periods after December 1, 2005.

Aviza is headquartered in Scotts Valley, California. Our principal executive office is located at 440 Kings Village Road, Scotts Valley, California 95066. Our telephone number is (831) 438-2100. Additional information about Aviza is available on our website at http://www. avizatechnology.com. The information on our website is not incorporated herein by reference.

We own or have rights to trademarks, servicemarks, copyrights and trade names that we use in connection with the operation of our business that appear throughout this report.

Markets, Applications and Products

Thermal Processing

Wafers are subjected to intense heat that can take a wafer from room temperature to temperatures ranging from 400°C to 1200°C. Wafers are loaded into furnaces in a batch of 50 to 150 wafer loads. The heating process may be used to modify the properties of deposited films, to reactively grow various films like oxide and nitride, or to modify the conductive properties of a silicon substrate. Aviza’s RVP-200 and RVP-300 products feature the same heating technology with differing wafer size capabilities; the RVP-200 serves 200mm wafer applications, while the RVP-300 serves 300mm wafer applications. Both of these systems are suitable for high-volume, low product mix customers, such as DRAM device makers.

•                  RVP-550: Rapid Vertical Processor.  The Aviza RVP-550 is a small batch heating system with patented cross flow technology and is designed to process wafer loads from one wafer to 50 wafers. The patented cross flow technology employed by Aviza generates a virtual single wafer environment intended to result in improved process performance. Aviza believes that the RVP-550, with its small batch capability and improved process performance, is well-suited for advanced technology applications in a high product mix manufacturing process, typically found at an advanced foundry customer.

•                  RVP-300: Rapid Vertical Processor. The RVP-300 is designed for processing of 300mm wafers addressing requirements for 0.13-micron technology and smaller geometries. The design of the RVP-300 focuses on maximizing productivity and throughput. This is accomplished by employing features such as fast temperature ramp-up and ramp-down capability, which results in chemical deposition and temperature control across the wafer. The RVP-300 utilizes a dual-boat configuration resulting in increased throughput.

•                  RVP-200: Rapid Vertical Processor. Introduced in 1996, Aviza’s RVP-200 product, which is based on the AVP platform discussed below, processes both eight-inch and six-inch wafers and meets 0.18-micron technology requirements. The RVP-200 features a patented design that enables it to ramp-up and ramp-down temperatures between two to ten times faster than the AVP and offers faster throughput and tighter junction depth control for critical anneals. By utilizing the AVP platform, features such as 16-cassette wafer handling and model based temperature control, or MBTC, the RVP-200 is designed to offer the same advanced reliability as the AVP product line.

•                  AVP-200: Advanced Vertical Processor. The AVP-200 is a vertical furnace designed to meet the eight- and six-inch wafer requirements of sub-0.25 micron processing. The AVP-200 single-tube systems include advanced process control, data acquisition software, advanced automation, a proprietary process chamber design and an option for atmospheric control within the wafer handling area. Key features of the AVP system include storage capacity for sixteen 25-wafer cassettes, or a total of 400 wafers, and MBTC for accurate wafer temperature regulation. Aviza designed the AVP system to offer customers a low cost of ownership, through high productivity and a small footprint.

•                  VTR: Vertical Thermal Reactor. Aviza’s VTR products process wafers from 100 millimeters to 200 millimeters in diameter. Aviza’s VTR products operate under computer control, providing specialized process recipe introduction, cassette-to-cassette automation, monitoring of critical system functions and automated loading of wafers into the reaction chamber. Aviza believes that its VTR products generally offer comparable reliability, lower contamination and better process uniformity than horizontal reactors. Aviza’s VTR products can be installed through the wall in a customer’s clean room facility and are compatible with industry standard software interfaces.

Deposition

Deposition is a fundamental step in fabricating a semiconductor. During deposition, a layer of either dielectric, which is an insulator between two conductors, or electrically conductive films, which are typically doped polysilicon, is deposited on the wafer. Aviza is focused on three types of deposition: ALD, LPCVD and APCVD.

Atomic Layer Deposition (ALD).  Miniaturization of semiconductor devices continues to track Moore’s Law, driving severe requirements for the control and repeatability of deposited films used in the manufacturing of devices. Aviza addresses these requirements with a deposition technique known as ALD. This method allows the deposition of a wide variety of dielectric and conductive films one atomic layer at a time, meeting requirements in uniformity and step coverage.

Conventional chemical vapor deposition and physical vapor deposition each have limitations with respect to creating films with lower thickness at the bottom of trench structures as compared to flat structures. ALD overcomes these limitations by depositing a single atomic layer at a time which covers the entire surface of the wafer independent of the surface features with the intent of achieving 100% step coverage in the most challenging DRAM structures with aspect ratios greater than 60 to 1.

The uniformity requirements for sub-100-nanometer technologies pose a serious challenge to current deposition techniques. For instance, the uniformity requirements for a one-nanometer film are plus or minus one-half of an angstrom, which is a unit of measure equal to one ten-billionth of a meter, across a 300-nanometer wafer. Aviza believes that ALD has the process capability to achieve this level of precise control with the repeatability required for volume manufacturing.

Aviza believes that ALD is also best suited to deposit high dielectric constant materials, which are a new generation of films that meet the uniformity, step coverage and material purity requirements for nano technology. The deposition temperatures for ALD are hundreds of degrees lower than conventional chemical vapor deposition processes.

•                  Verano-5500. Aviza’s Verano batch ALD system is a batch wafer processing solution for 300mm wafers and is designed to meet nano-scale processing and high productivity requirements today and beyond the 90-nanometer node. The relatively low cost of ownership is achieved by processing 50 wafers, or a batch, at one time without compromising on the uniformity and step coverage requirements.

Aviza’s Verano system is capable of fast temperature ramping, isothermal chamber, cross flow precursor injection, boat rotation and advanced temperature control, which improves throughput and process uniformity with reduced cycle times. The longer chemical delivery times on the batch system is intended to allow full saturation of a wafer with high aspect ratio structures and thereby result in obtaining 100% step coverage.

•                  Pantheon. Aviza’s Pantheon system is a multi-chamber single wafer cluster tool configurable to both 200mm and 300mm wafer sizes designed to meet process and productivity requirements of today and beyond the 90-nanometer node. The Pantheon system is designed to offer precise atomic-level thickness control, low process temperature and highly conformal coatings with excellent film quality for a wide range of films, including aluminum oxide (Al2O3), hafnium oxide (HfO2), titanium oxide (TiO2), hafnium silicate (HfSiOx) and titanium nitride (TiN).

As part of its focus on the ALD market, the Predecessor entered into a license agreement with another semiconductor equipment company in February 2002 pursuant to which the Predecessor distributed single-wafer ALD products manufactured by the licensor. Aviza acquired the license agreement when it acquired the business of the Predecessor in October 2003. Aviza recognized net sales of $21.6 million and $2.3 million attributable to these products in fiscal 2005 and 2004, respectively. In May 2004, the parties agreed that Aviza would not sell any such products after December 31, 2005. As a result, Aviza will not recognize any revenue attributable to these products after December 31, 2005, other than the remaining contractual revenue attributable to products previously shipped. Aviza is currently in the process of developing its own products to address the ALD market.

Low Pressure Chemical Vapor Deposition (LPCVD).  LPCVD is used to deposit either a conductive non-metal film like doped polysilicon, or an insulator film like silicon nitride. Both of these films are used to form portions of the transistor structure. Aviza’s RVP-200, RVP-300 and RVP-550 products are designed to enable semiconductor manufacturers to deposit films like doped polysilicon and silicon nitride.

Atmospheric Chemical Vapor Deposition (APCVD).  APCVD is the process by which chemicals are applied to the wafer in an atmospherically controlled environment. Aviza’s APCVD products employ Aviza’s propriety approach to the APCVD process. The substrates are transported under injectors on a continuously moving conveyor belt through a resistance-heated muffle. Aviza’s proprietary approach is designed to allow high deposition rates with a simpler reactor design yielding higher reliability operations and high wafer throughput.

•                  1500 APCVD. Aviza’s 1500 APCVD system processes 200mm wafers addressing design-rule fabrication capability of 0.15 micron. It offers relatively low cost of ownership with a process muffle design and a MonoBlok injector assembly designed to result in improved reliability, performance and serviceability through enhanced film uniformity, reduced consumables, improved system availability and ultra-low film metal levels. Aviza’s 1500 APCVD system provides both doped and un-doped deposition of tetraethylorthosilicate, or TEOS, based silicon dioxide and can be utilized in a broad range of dielectric film applications for both logic and memory manufacturing requirements.

•                  1000 APCVD. Aviza’s 1000 APCVD system offers either hybrid or TEOS reactant processes and is designed for high productivity on 200mm wafer processing lines. Aviza’s 1000 APCVD system provides both doped and un-doped deposition of TEOS-based silicon dioxide and can be used in a broad range of dielectric film applications for a variety of semiconductor applications.

•                  999 APCVD. Aviza’s 999R APCVD and TEOS999 APCVD systems are for production lines employing between 100mm and 150mm wafers and are capable of simultaneous processing two wafers in parallel. Both systems offer doped and un-doped silicon dioxide.

Marketing, Sales and Customer Support

Aviza sells, installs and services its systems for its global semiconductor manufacturer customers with the aim of providing viable manufacturing solutions for their existing technological needs as well as establishing long-term business relationships to support their next-generation products. Aviza’s sales are distributed among three geographic regions that include the United States, Europe and Asia. The following table illustrates the geographic distribution of Aviza’s revenue for the fiscal periods ended September 30, 2005, September 24, 2004 and October 9, 2003, respectively, expressed as a percentage of sales:

	United States	Europe	Asia Pacific
Fiscal 2005	13%	22%	65%
Fiscal Period 2004	19%	35%	46%
Fiscal Period 2003	32%	15%	53%

In the United States, Aviza’s products are marketed and sold through its direct sales and service organization in Scotts Valley, California. In Europe, Aviza’s products are marketed and sold primarily through its direct sales and service operations in Germany, France and the United Kingdom. In the Asia Pacific region, Aviza uses direct sales and service and agency arrangements except in China, where the services of a local sales representative are utilized. Aviza has offices within the Asia Pacific region in China, Japan, Malaysia, Singapore and Taiwan.

In order to demonstrate the capability of its systems, Aviza engages customers during their research and development cycle. Aviza has occasionally provided evaluation systems of its newest generation products. The average duration of an evaluation period for systems provided to Aviza’s customers in this manner is typically less than one year in length. As Aviza expands its sales efforts globally, particularly in new products and emerging markets, Aviza believes that ongoing and continued investment in demonstration and evaluation systems may be important to its future business.

Aviza believes that a comprehensive global support program is an essential component for each customer. Aviza maintains an experienced central customer support group in addition to regional-based service and support staff around the world at local centers who are in close proximity to customers and provide comprehensive local support programs intended to assure that products are operating in optimum fashion.

Customers

Aviza’s customer base is diverse, both geographically and in terms of the types of ICs that our customers produce.  Customers for Aviza’s products include several of the world’s top 20 semiconductor manufacturers and foundries.

Aviza’s customers are primarily IC manufacturers. The semiconductor industry is cyclical and has experienced significant fluctuations, and Aviza’s sales are impacted by broad industry trends. Moreover, Aviza has a highly concentrated customer base. For the fiscal year ended September 30, 2005, three customers (Inotera Memories, Inc., Infineon Technologies, Inc. and Winbond Electronics Corp.) accounted for 43%, 15% and 11% of Aviza’s net sales, respectively, and approximately 84% of Aviza’s net sales in fiscal 2005 was attributable to its top ten customers.  For fiscal 2004, Infineon Technologies, Inc. accounted for 16% of Aviza’s net sales and approximately 59% of Aviza’s sales was attributable to its top ten customers. For fiscal 2003, HeJian Technology (Suzhou) Co. Ltd. accounted for 12% of the Predecessor’s net sales. Aviza’s largest customers may vary from year to year depending upon, among other things, the customer’s annual budget for capital expenditures, plans for new fabrication facilities and expansions and new product introductions by Aviza.

Aviza’s business depends upon the capital expenditures of semiconductor manufacturers, which in turn depends on the current and anticipated market demand for ICs and products utilizing ICs. Aviza does not consider its business to be seasonal in nature, but it is cyclical with respect to the capital equipment procurement practices of semiconductor manufacturers and is impacted by the investment patterns of such manufacturers in different global markets.  Downturns in the semiconductor industry or slowdowns in the worldwide economy could harm Aviza’s future business and financial results.

Backlog

As of September 30, 2005, Aviza’s backlog was approximately $20 million, as compared to approximately $43 million as of September 24, 2004. Aviza’s backlog consists of both system and spare part purchase orders from global customers that provide for typical delivery within 12 months. Backlog attributable to systems not yet shipped includes only systems for which a purchase order has been received and a delivery date has been assigned. Orders are typically subject to cancellation or delay by the customer with limited or no penalty. Because of possible changes in delivery schedules and cancellations of orders, Aviza’s backlog at any particular point in time is not representative of actual sales for any succeeding periods, nor is backlog any assurance that Aviza will realize profit from completing these orders.

Research, Development and Engineering

Aviza focuses its research and development activities on developing applications for its ALD and thermal product lines. During recent periods, Aviza has devoted significant resources to developing advanced thin films for dielectrics and capacitors. Aviza’s research and development expenditures during the fiscal periods ended September 30, 2005, September 24, 2004 and October 9, 2003 were $21.1 million, $18.3 million and $22.7 million, respectively.

Aviza’s current research and development programs include projects to address process development of low temperature nitride, advanced gate and capacitor dielectric, advanced electrode material for customers who manufacture dynamic random access memory, or DRAM, and logic type semiconductor devices.

Manufacturing, Raw Materials and Supplies

Aviza’s manufacturing operations at its headquarters in Scotts Valley, California consist of the manufacture, assembly and testing of components and modules and their integration into finished systems. Aviza focuses its internal manufacturing efforts on those precision mechanical and electro-mechanical assemblies that it believes differentiate its systems from those of its competitors. Aviza outsources non-critical subassemblies based on a make-buy analysis. In addition to its own manufacturing capability, Aviza outsources manufacturing and refurbishment of certain legacy products to a third party.

Aviza purchases a significant number of parts, including assemblies, mechanical and electrical components, from a variety of global suppliers. Many of these components are obtained from a limited group of suppliers. As part of its manufacturing strategy, Aviza seeks to qualify multiple suppliers for its purchased components. However, this is not possible for all components and purchased assemblies. As a result, any failure by a supplier to perform could have an adverse effect on Aviza’s operating results. A limited number of components are acquired through a single source supplier.

Competition

Aviza operates in a highly competitive, global market with multiple competitors in each of its served markets.  Our customers operate in an environment of fast technology changes and our ability to compete depends not only on our being able to maintain that same pace of development, but also on our ability to deploy and maintain a large number of systems at any given customer site.  Ramping both the system technical development schedules as well as the rapid production required by our customers requires significant global resources and is capital intensive on Aviza’s part.  Moreover, there is continued consolidation in our customer base and the number of companies capable of investing in wafer fabrication plants is reducing each year.

Our products are differentiated by a number of factors including but not limited to, process performance, extendibility, customer service and cost of ownership.  Once selected, it is very difficult to displace any incumbent supplier during the expected useful life of any particular piece of equipment.  Given the complexity and high cost of semiconductor manufacturing equipment, the systems are expected to perform for as many as 10 years and span up to 3 or 4 technology generations.

Aviza’s products are used in LPCVD, diffusion, PVD, etch and CVD process applications.  Our principal competitors include Applied Materials, Inc., Tokyo Electron LTD, ASM International N.V., Kokusai Semiconductor Equipment Corporation and IPS, LTD.

Intellectual Property

Aviza believes that its competitive position is more dependent upon skills in process and hardware engineering, manufacturing, customer support and marketing than Aviza’s patent position. Nevertheless, protection of Aviza’s intellectual property by obtaining and enforcing patents is important and Aviza files patent applications in the United States, Japan, Taiwan and other countries as it deems appropriate. As of September 30, 2005, Aviza held 63 U.S. and

98 foreign patents. Aviza’s issued patents and any subsequent issued patents arising from its pending applications will expire between 2006 and 2022.

There has been significant litigation in the semiconductor equipment industry involving patents and other intellectual property rights. Infringement claims may be asserted against Aviza in the future and, if such claims are made, Aviza may not be able to defend against such claims successfully or, if necessary, obtain licenses on reasonable terms. Any claim that Aviza’s products infringe the proprietary rights of others would force Aviza to defend itself and possibly its customers against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject Aviza to significant liability for damages and invalidate its proprietary rights. These lawsuits, regardless of their outcome, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation could force Aviza to do one or more of the following:

•                  lose or forfeit proprietary rights;

•                  stop manufacturing or selling products that incorporate the challenged intellectual property;

•                  obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms or at all and may involve significant royalty payments;

•                  pay damages, including treble damages and attorneys’ fees in some circumstances; or

•                  redesign those products that use the challenged intellectual property.

In addition, in the normal course of business, Aviza periodically receives and makes inquiries regarding possible patent infringement. In dealing with such inquiries, it may become necessary or useful for Aviza to obtain or grant licenses or other rights. Aviza cannot assure you that such licenses or rights will be available to Aviza on commercially reasonable terms or at all. If Aviza is not able to resolve a claim, negotiate a settlement or obtain necessary licenses on commercially reasonable terms or successfully prosecute or defend its position, it could harm Aviza’s business, financial condition and results of operations.

Employees

As of September 30, 2005, Aviza employed 417 employees. Aviza believes that its future success will depend in large part on its ability to recruit and retain qualified employees, particularly highly skilled design, process, field support and test engineers. The competition for such personnel is highly competitive, especially in the San Francisco Bay Area, where Aviza’s headquarters and manufacturing facilities are located, and in Taiwan, Aviza’s largest sales territory. At times Aviza has experienced difficulty in attracting new personnel, and Aviza may not be successful in retaining or recruiting sufficient key personnel in the future. None of Aviza’s employees is represented by a labor union, and Aviza has never experienced a work stoppage, slowdown or strike. Aviza considers its relationship with its employees to be good.

Environmental Matters

Aviza operates semiconductor applications laboratories and manufacturing facilities in Scotts Valley, California and is subject to federal, state and local regulations governing the use of hazardous materials. Aviza maintains compliance with its air emissions, wastewater and hazardous waste permits.

Aviza’s Scotts Valley property is a federally listed Superfund site. Chlorinated solvent and other contamination was identified at the site in the early 1980s, and by the late 1980s Watkins Johnson Corporation, or Watkins Johnson, a predecessor to the Predecessor, had installed a groundwater extraction and treatment system. In 1991, Watkins Johnson entered into a consent decree with the United States Environmental Protection Agency providing for remediation of the site. In July 1999, Watkins Johnson signed a remediation agreement with an environmental consulting firm, ARCADIS Geraghty and Miller, or ARCADIS. Pursuant to this remediation agreement, Watkins Johnson paid approximately

$3 million in exchange for which ARCADIS agreed to perform the work necessary to assure satisfactory completion of Watkins Johnson’s obligation under the consent decree. The agreement also includes a cost overrun guaranty from ARCADIS up to a total project cost of $15 million. In addition, the agreement included procurement of a 10-year, claims-made insurance policy to cover overruns of up to $10 million from American International Specialty, or AIS, along with a 10-year, claims-made $10 million policy to cover unknown pollution conditions at the site.

Failure of Watkins Johnson, ARCADIS or AIS to fulfill their obligations may subject Aviza to substantial fines, and Aviza could be forced to suspend production, alter manufacturing processes or cease business operations, any of which could harm its results of operations and financial position.

Aviza believes that the likelihood of the failure of Watkins Johnson, ARCADIS or AIS is remote and that any remaining or uninsured environmental liabilities will not have a material effect on its results of operations, cash flows or financial position.

ITEM 1A.     Risk Factors

Aviza will need to raise capital in order to support its operations, which capital may not be available on terms acceptable to Aviza, or at all.

As of September 30, 2005, Aviza had cash and cash equivalents of approximately $7.4 million and short-term debt of approximately $30.7 million. As a result, Aviza will need to raise capital from the sale of debt or equity securities or other sources in order to support its operations. Aviza may not be able to obtain this capital on acceptable terms, or at all. If Aviza issues additional equity or convertible debt securities to raise this capital, your percentage ownership of Aviza will be reduced, and you may experience significant dilution. In addition, new investors in Aviza may demand rights, preferences or privileges that differ from, or are senior to, yours, including warrants in addition to the securities purchased and protection against future dilutive transactions.

Aviza has incurred losses over the last few years, and Aviza may not be able to achieve profitability.

Aviza incurred net losses of $16.0 million and $19.7 million for the fiscal years ended September 30, 2005 and September 24, 2004, respectively. As a result, Aviza will need to increase sales and reduce costs in order to achieve profitability. However, Aviza may never generate sufficient revenues or reduce costs sufficiently to achieve profitability. Even if Aviza does achieve profitability, it may not sustain or increase profitability on a quarterly or annual basis in the future. If Aviza is unable to achieve profitability, it may be forced to implement expense reduction measures, including selling its assets, consolidating its operations, reducing its workforce or delaying, canceling or reducing certain product development, marketing or other operational programs, any of which could harm its business.

Aviza’s net sales in calendar 2006 may be adversely affected by the loss of Aviza’s present ALD product line.

When Aviza acquired the Thermal Division of ASML Holding, N.V., which is referred to in this report as the Predecessor, Aviza acquired a license agreement that the Predecessor had entered into with another semiconductor equipment company in February 2002 pursuant to which the Predecessor distributed single-wafer atomic layer deposition, or single-wafer ALD, products manufactured by the licensor. Aviza recognized net sales of $21.6 million, or approximately 13% of its net sales, and $2.3 million, or approximately 3% of its net sales, attributable to these products in the fiscal years ended September 30, 2005 and September 24, 2004, respectively. Aviza and the licensor agreed in May 2004 that Aviza would not ship any such products after December 31, 2005. As a result, Aviza will not recognize any revenue attributable to these products after December 31, 2005, other than the remaining contractual revenue attributable to products previously shipped. If Aviza is unable to develop its own products to address the ALD market in lieu of these products, its net sales may decline and its business may be harmed.

Aviza expects to receive a substantial portion of its revenues from a small number of customers, and the loss of, or a significant reduction or fluctuation in, orders from those customers could harm Aviza’s business.

For the fiscal year ended September 30, 2005, approximately 69% of Aviza’s net sales were attributable to three customers and approximately 84% of Aviza’s net sales were attributable to its top ten customers. Inotera Memories, Inc., Infineon Technologies, Inc. and Winbond Electronics Corp. accounted for 43%, 15% and 11% of Aviza’s net sales, respectively, for the fiscal year ended September 30, 2005. For its fiscal year ended September 24, 2004, approximately 16% of Aviza’s net sales were attributable to one customer and approximately 59% of Aviza’s net sales were attributable to its top ten customers. Infineon Technologies, Inc. accounted for approximately 16% of Aviza’s net sales for the fiscal year ended September 24, 2004. As a result, Aviza expects to receive a substantial portion of its revenues from a small number of customers. Sales to any single customer may vary significantly from quarter to quarter. If Aviza’s largest customers delay, cancel or do not place orders, Aviza may not be able to replace these orders with new orders. As Aviza expects to configure its products to customer specifications, changing, rescheduling or canceling orders may result in significant non-recoverable costs. The loss of, or a decline or fluctuation in sales to, any of Aviza’s major customers would negatively impact its business.

Aviza may not achieve the benefits expected from its merger transaction with Trikon, which may harm its business and could result in the loss of key customers and personnel.

Achieving the benefits of Aviza’s merger transaction with Trikon will depend in part on whether Aviza will be able to successfully integrate Trikon’s technology, operations and personnel in a timely and efficient manner to minimize the impact on customers, employees and management. The integration of Trikon and Aviza will be a complex, time-consuming and expensive process and may harm Aviza’s business, financial condition and results of operations. The challenges involved in this integration include, but are not limited to, the following:

•                  retaining existing customers of both Trikon and Aviza;

•                  retaining and integrating management and other key employees of both Trikon and Aviza;

•                  coordinating functions between Aviza’s geographically separate primary offices located in Scotts Valley, California and Newport, South Wales, U.K.;

•                  consolidating Aviza’s and Trikon’s sales and marketing efforts so that the industry receives useful information about Aviza’s products;

•                  identifying and eliminating redundant operations and assets;

•                  coordinating research and development activities to integrate existing technologies and enhance introduction of new products and technologies;

•                  integrating purchasing and procurement operations in multiple locations;

•                  combining product offerings effectively and quickly;

•                  integrating sales and service efforts so that customers can do business easily with Aviza;

•                  persuading employees that the business cultures of Trikon and Aviza are compatible;

•                  offering products and services of Trikon and Aviza to each other’s customers; and

•                  developing and maintaining uniform standards, controls, procedures and policies, including internal controls and procedures that Aviza will be required to maintain under the Sarbanes-Oxley Act of 2002.

Aviza cannot assure you that Aviza and Trikon can successfully integrate their businesses in a timely manner or that all or any of the anticipated benefits of the merger transaction will be realized.

The merger transaction involves the integration of two companies that previously have operated independently. Risks to the successful integration of the two companies include:

•                  the impairment of relationships with employees, customers, distributors, strategic partners and suppliers;

•                  the potential disruption of Aviza’s business and distraction of its management;

•                  the difficulty of incorporating acquired technology into Aviza’s product offerings;

•                  not achieving expected synergies; and

•                  unanticipated expenses related to integrating Aviza and Trikon.

Aviza may not succeed in addressing these risks or any other problems encountered in connection with the merger transaction.

The semiconductor industry is highly cyclical and unpredictable.

Aviza’s business and operations depend upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current anticipated market demand for integrated circuits. The semiconductor industry has historically been cyclical due to sudden changes in manufacturing capacity. These changes in capacity have affected the timing and amounts of Aviza’s customers’ capital equipment purchases and investments in technology, and continue to affect orders, net sales, gross margins and results of operations.

During periods of decreasing demand for integrated circuit manufacturing equipment, Aviza must be able to appropriately align cost structure with prevailing market conditions and effectively motivate and retain key employees. Conversely, during periods of increasing demand, Aviza must have sufficient manufacturing capacity and inventory to meet customer demand and must be able to attract, retain and motivate a sufficient number of qualified individuals. If Aviza is unable to timely adjust cost structure with business conditions and to manage resources and production capacity effectively during changes in demand, this inability could harm Aviza’s business, financial condition or results of operations.

Aviza’s operating results may be unpredictable and could vary dramatically from period to period.

Aviza’s products are technologically complex. Prospective customers generally must commit significant resources to test and evaluate these products and to install and integrate them into their manufacturing lines. In addition, customers often require a significant number of product presentations and demonstrations, in some instances evaluating equipment on-site, before reaching a sufficient level of confidence in the product’s performance and compatibility with their requirements to place an order. As a result, the sales process is often subject to delays associated with lengthy approval processes that typically accompany the design and testing of new products. The sales cycles of Aviza’s products often have lasted for many months or even years. Longer sales cycles require an investment of significant resources in attempting to make sales and delay the generation of revenues. In addition, Aviza may incur significant costs in supporting evaluation equipment at customers’ facilities, and orders expected in one quarter could shift to another quarter because of the timing of Aviza’s customers’ purchase decisions.

Furthermore, individual orders for Aviza’s products and services will have large unit prices and low volumes. In addition, gross margins and sales terms may vary greatly across Aviza’s product and service offerings. As such, a loss or delay or change in the product and services mix of even a single customer could have a significant effect on the earnings per share that Aviza reports in any given period.

Aviza’s revenues may also fluctuate greatly from period to period as the products sold by Aviza change from “new technology” to “proven technology,” as discussed in more detail in the section entitled “Revenue Recognition” under Item 7 below.

Aviza’s deferred revenue and orders backlog may not result in future net sales.

Revenue recognition guidance requires that revenues and any associated profit from the sale of newly introduced systems that are subject to contractual customer acceptance provisions and substantive installation obligations be deferred until the customer has acknowledged its acceptance of the system or the installation work is completed. If the system does not meet the agreed specifications and the customer refuses to accept the system, the deferred revenue and any associated deferred profit will not be realized and Aviza may be required to refund any cash payments previously received from the customer, which may harm Aviza’s business, financial condition, results of operations and cash flows.

Order backlog does not necessarily include all sales needed to achieve net revenue expectations for a subsequent period. Aviza will schedule the production of its systems based in part upon order backlog. Due to possible customer changes in delivery schedules and cancellations of orders, Aviza’s backlog at any particular date will not necessarily be indicative of actual sales for any succeeding period. In addition, while Aviza will evaluate each customer order on a case-by-case basis to determine qualification for inclusion in backlog, Aviza cannot assure you that amounts included in backlog will ultimately result in future sales. A reduction in backlog during any particular period, or the failure of Aviza’s backlog to result in future sales, could harm Aviza’s business, financial condition, results of operations and cash flows.

Aviza’s backlog orders will be subject to cancellation or delay.

Although Aviza expects to maintain a backlog of customer orders with expected shipment dates within 12 months, Aviza’s customers may request cancellations or delivery delays. As a result, Aviza’s backlog may not be a reliable indication of its future revenues. If shipments of orders in backlog are cancelled or delayed, Aviza’s revenues could fall below its expectations and the expectations of market analysts and investors.

Aviza’s results of operations may suffer if it fails to effectively manage its inventory.

Aviza needs to manage its inventory of component parts, work-in-process and finished goods effectively to meet customer delivery demands at an acceptable risk and cost. Customers are increasingly requiring very short lead times for delivery, which may require Aviza to purchase and carry additional inventory. For both the inventories that will support manufacture of Aviza’s products and Aviza’s spare parts inventories, if the customer demand Aviza anticipates does not materialize in a timely manner, Aviza will incur increased carrying costs and some inventory could become un-saleable or obsolete, resulting in write-offs which would adversely affect the results of Aviza’s operations.

Warranty claims in excess of Aviza’s projections could seriously harm its business.

Aviza offers a warranty on its products. The cost associated with this warranty will be significant, and in the event that Aviza’s projections and estimates of this cost are inaccurate, Aviza’s financial performance could be seriously harmed.

If Aviza delivers systems with defects, its credibility may be harmed, sales and market acceptance of its systems may decrease and Aviza may incur liabilities associated with those defects.

Aviza’s systems are complex and sometimes have contained errors, defects and bugs when introduced. If Aviza delivers systems with errors, defects or bugs, its credibility and the market acceptance and sales of its systems could be harmed. Further, if Aviza’s systems contain errors, defects or bugs, Aviza may be required to expend significant capital and resources to alleviate these problems. Defects could also lead to commercial or product liability as a result of lawsuits against Aviza or against its customers. Aviza has agreed to product liability indemnities, and their product and commercial liability insurance policies currently provide only limited coverage per claim. In the event of a successful product liability or commercial claim, Aviza could be obligated to pay damages that may not be covered by insurance or that are significantly in excess of its insurance coverage.

Aviza’s employment costs in the short-term will be fixed to a large extent, and therefore any unexpected revenue shortfall could adversely affect its operating results.

Aviza’s operating expense levels are based in significant part on its headcount, which generally will be driven by longer-term revenue goals. For a variety of reasons, particularly the high cost and disruption of layoffs and the costs of recruiting and training, Aviza’s headcount in the short-term is fixed to a large extent. As a result, Aviza may be unable to reduce its employment costs in a timely manner to compensate for any unexpected revenue or gross margin shortfalls, which could adversely affect Aviza’s operating results.

Aviza’s high spending levels on research and development and its need to maintain a high level of customer service and support could harm its results of operations.

In order to remain competitive, Aviza will need to maintain high levels of investment in research and development, marketing and customer service, while at the same time controlling its operating expenses.

The industry in which Aviza operates is characterized by the need for continued investment in research and development as well as a high level of worldwide customer service and support. As a result of Aviza’s need to maintain spending levels in these areas, its operating results could be harmed if its net sales fall below expectations. In addition, because of the emphasis that Aviza places on research and development and technological innovation, Aviza’s operating costs may increase further in the future, which could have a negative impact on its results of operations and cash flows in any given period.

Aviza cannot assure you that it will have sufficient resources to make a high level of investment in research and development, marketing and customer service while controlling its operating expenses or that Aviza’s products will be viewed as competitive as a result of technological advances by its competitors or changes in semiconductor processing technology. Any such competitive pressures may require Aviza to significantly reduce prices or result in lost customer orders, which could harm Aviza’s business, financial condition, results of operations and cash flows.

A disruption of Aviza’s manufacturing operations could harm its business.

Although Aviza is increasingly outsourcing the manufacturing for certain of its products or sub-assemblies to third parties, Aviza produces most of its products at its manufacturing facilities in Scotts Valley, California.  In the event of a disruption of operations at its facilities, Aviza’s third-party manufacturers would not be able to make up the capacity loss. Aviza’s manufacturing operations could be subject to disruption for a variety of reasons, including natural disasters, work stoppages, operational facility constraints and terrorism. Any such disruption could cause delays in shipments of products to Aviza’s customers, result in cancellation of customer orders or loss of customers and seriously harm Aviza’s business.

Aviza is increasingly outsourcing manufacturing and logistics activities to third-party service providers, which decreases its control over the performance of these functions.

Aviza has already outsourced certain manufacturing and spare parts logistics functions to third party service providers, and Aviza may outsource more of those functions in the future. While Aviza expects to achieve operational flexibility and cost savings as a result of this outsourcing, outsourcing has a number of risks and reduces our control over the performance of the outsourced functions. Significant performance problems by these third-party service providers could result in cost overruns, delayed deliveries, shortages, quality issues or other problems that could result in significant customer dissatisfaction and could harm Aviza’s business, financial condition and results of operations.

If for any reason one or more of these third-party service providers becomes unable or unwilling to continue to provide services of acceptable quality, at acceptable costs and in a timely manner, Aviza’s ability to deliver its products or spare parts to its customers could be severely impaired. Aviza would quickly need to identify and qualify substitute service providers or increase its internal capacity, which could be expensive, time consuming and difficult, and could result in unforeseen operations problems. Substitute service providers might not be available or, if available, might be unwilling or unable to offer services on acceptable terms.

If customer demand for Aviza’s products increases, we may be unable to secure sufficient additional capacity from its current service providers on commercially reasonable terms, if at all.

Aviza’s requirements are expected to represent a small portion of the total capacities of its third-party service providers, and they may preferentially allocate capacity to other customers, even during periods of high demand for

Aviza’s products. In addition, these third-party service providers could suffer financial difficulties or disruptions in their operations due to causes beyond Aviza’s control.

Aviza will not be able to compete effectively if it fails to address the technology needs of its customers.

Aviza operates in a highly competitive environment, and its future success is heavily dependent on effective development, commercialization and customer acceptance of new products compared to its competitors. In addition, Aviza’s future success is dependent upon its ability to timely and cost-effectively:

•                  develop and market new products and technologies;

•                  improve existing products and technologies;

•                  expand into or develop equipment solutions for new markets for integrated circuit products;

•                  achieve market acceptance and accurately forecast demand for products and technologies;

•                  achieve cost efficiencies across product offerings;

•                  qualify new or improved products for volume manufacturing with customers; and

•                  lower customers’ cost of ownership.

Aviza will also need to develop technology and other applications, and it cannot assure you that such developments will be consistent with the needs of customers.

Aviza may not be able to forecast or respond accurately to the technological trends in the semiconductor industry or respond to specific product announcements by competitors who may be developing technologies and products that are more effective or that achieve more widespread acceptance. In addition, Aviza may incur substantial costs to ensure the functionality and reliability of current and future products. If newly developed products are unreliable or do not meet Aviza’s customers’ expectations, then reduced orders, higher manufacturing costs, delays in collecting accounts receivable or additional service and warranty expense could result. Any delays in meeting customer demands could limit the potential for follow-on sales for manufacturing. Any of these events could negatively affect the ability to generate the return that Aviza would expect to achieve on its investments in these new products.

If Aviza fails to develop solutions to achieve all of the specifications required by device manufacturers and the device manufacturers fail to integrate these technologies successfully with their other processes, or competitors develop competing solutions, then Aviza’s ability to grow revenues from these products could be negatively affected.

Aviza’s operating results could be negatively affected by currency fluctuations.

Although Aviza’s revenues are generally denominated in U.S. dollars and Aviza will report its financial results in U.S. dollars, a portion of Aviza’s costs will be subject to currency fluctuations. In addition, Aviza’s sales in Japan and other foreign service revenue are denominated in local currency. As a result, fluctuations in those local currencies could also have an impact on Aviza’s operating results.

The semiconductor industry is global and is expanding within Asia. If Aviza is unable to penetrate this market, the ability to grow revenues could be restricted.

The percentage of worldwide semiconductor production that is based in Asia is growing more rapidly than in other regions. Although Aviza derived approximately 66% of its net sales for the fiscal year ended September 30, 2005 and approximately 46% of its net sales for its fiscal year ended September 24, 2004 from its sales in the Asia Pacific region, its brand recognition is limited. In order to grow its business, it will be necessary for Aviza to penetrate the region with the addition of new customers and the expansion of its relationships with existing customers. Aviza has traditionally sold its products primarily through its direct sales force. As a result, retaining and attracting key sales and service personnel will be of critical importance to Aviza. These markets are typically subject to growth rates that are higher than worldwide growth rates. Although Aviza has a direct sales force in this region, we cannot assure you that we will be able to continue penetrating markets in the Asia Pacific region. Failure to penetrate these markets, or failure to attract the additional personnel necessary to service new and existing customers, may harm Aviza’s competitive position and adversely affect our future business prospects.

Aviza’s competitors have greater financial resources and greater name recognition and therefore may compete more successfully.

Aviza faces competition or potential competition from many companies with greater resources. If Aviza is unable to compete effectively with these companies, market share may decline and Aviza’s business could be harmed. Virtually all of Aviza’s primary competitors are substantially larger companies and some of them have broader product lines. These competitors have well-established reputations in the markets in which Aviza competes, greater experience with high-volume manufacturing, broader name recognition, substantially larger customer bases and substantially greater financial, technical, manufacturing and marketing resources. Aviza will also face potential competition from new market entrants, including established manufacturers in other segments of the semiconductor capital equipment market who may decide to diversify and develop and market products that compete with Aviza’s product offerings.

Semiconductor manufacturers are typically loyal to their existing semiconductor equipment suppliers, which may make it difficult for Aviza to obtain new customers.

Because semiconductor manufacturers must make a substantial investment to install and integrate capital equipment into a semiconductor fabrication facility, these manufacturers tend to choose semiconductor equipment manufacturers based on established relationships, product compatibility and proven system performance.

Once a semiconductor manufacturer selects a particular vendor’s capital equipment, the manufacturer generally relies for a significant period of time upon the equipment from this vendor of choice for the specific production line application. To do otherwise creates risk for the manufacturer because manufacturing a semiconductor requires many process steps and a fabrication facility will contain many different types of machines that must work cohesively to produce products that meet the customers’ specifications. If any piece of equipment fails to perform as expected, the customer could incur significant costs related to defective products, production line downtime or low production yields.

Since most new fabrication facilities are similar to existing ones, semiconductor manufacturers tend to continue using equipment that has a proven track record. Based on experience with major customers such as Infineon, Aviza has observed that once a particular piece of equipment is selected from a vendor, the customer is likely to continue purchasing that same piece of equipment from the vendor for similar applications in the future. Aviza’s customer lists, though limited, increased in fiscal 2005. However, broadening market share remains difficult due to choices made by customers that continue to be influenced by pre-existing bases installed by competing vendors. As a result, Aviza’s ability to obtain new customers and additional orders may be limited.

A semiconductor manufacturer frequently will attempt to consolidate its other capital equipment requirements with the same vendor. As a result, Aviza may face narrow windows of opportunity to be selected as the “vendor of choice” by potential new customers. It may be difficult for Aviza to sell to a particular customer for a significant period of time once that customer selects a competitor’s product, and Aviza may not be successful in obtaining broader acceptance of its systems and technology. If Aviza is not able to achieve broader market acceptance of its systems and technology, Aviza may be unable to grow its business and operating results, and Aviza’s financial condition may be harmed.

Aviza depends upon sole suppliers for certain key components.

Substantially all of Aviza’s revenues have come from the sale of products that contain key components that are available only from a single source or limited sources. As a result, Aviza depends on a number of sole suppliers for key components used in the manufacturing of its products. If Aviza is unable to obtain timely delivery of sufficient quantities of these components, it will be unable to manufacture products to meet customer demand on a timely basis. Most significantly, certain product lines are designed around automation modules supplied by sole suppliers. Due to the high cost of these modules, Aviza keeps very few in inventory. Although Aviza has never been unable to manufacture or ship a product due to its inability to obtain a component sourced from a sole supplier, if a sole supplier fails to deliver the component on a timely basis, delivery of certain products could be delayed. If a sole supplier is unable to deliver any such modules for a prolonged period of time, Aviza may have to redesign certain products. Aviza cannot assure you that it will be able to do so, or that customers will adopt the redesigned systems.

If Aviza is unable to hire and retain a sufficient number of qualified personnel, its results of operations will be negatively affected.

Aviza’s business and future operating results will depend in part upon the ability to attract and retain qualified management, technical, sales and support personnel for its operations on a worldwide basis. Competition for qualified personnel is intense, particularly in the San Francisco Bay Area, where Aviza’s headquarters are located, and Aviza cannot assure you that it will be able to continue to attract and retain qualified personnel. Aviza’s results of operations could be negatively affected by its loss of key executives or employees or its inability to attract and retain skilled executives and employees as needed.

Aviza’s ability to compete could be jeopardized by its inability to protect intellectual property rights from challenges by third parties.

Aviza’s success and ability to compete depend in large part upon protecting proprietary technology. Aviza has relied on a combination of patent, trade secret, copyright and trademark laws, non-disclosure and other contractual agreements and technical measures to protect its proprietary rights.

Aviza cannot assure you that patents will be issued on pending patent applications or that competitors will not be able legitimately to ascertain proprietary information embedded in Aviza’s products that is not covered by patent or copyright. If this happens, Aviza may not be able to prevent the competitor from using this information.

In addition, if Aviza asserts patent rights against a competitor’s product, Aviza cannot assure you that any claim in any patent will be sufficiently broad nor, if sufficiently broad, that the patent will not be challenged, invalidated or circumvented, or that Aviza will have sufficient resources to prosecute its rights. Failure to protect its intellectual property rights could have an adverse effect on Aviza’s business.

Claims or litigation regarding its intellectual property rights could seriously harm Aviza’s business or require Aviza to incur significant costs.

In recent years, there has been significant litigation in the semiconductor equipment industry involving patents and other intellectual property rights. Infringement claims may be asserted against Aviza in the future and, if such claims are made, Aviza may not be able to defend against such claims successfully or, if necessary, obtain licenses on reasonable terms. Any claim that Aviza’s products infringe the proprietary rights of others would force Aviza to defend itself and possibly its customers against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject Aviza to significant liability for damages and invalidate its proprietary rights. These lawsuits, regardless of their outcome, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation could force Aviza to do one or more of the following:

•                  lose or forfeit proprietary rights;

•                  stop manufacturing or selling products that incorporate the challenged intellectual property;

•                  obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms or at all and may involve significant royalty payments;

•                  pay damages, including treble damages and attorneys’ fees in some circumstances; or

•                  redesign those products that use the challenged intellectual property.

If Aviza is forced to take any of these actions, its business could be severely harmed.

Aviza’s efforts to protect its intellectual property may be less effective in some foreign countries where intellectual property rights are not as well protected as in the United States.

Most of Aviza’s fiscal 2005 revenues were derived from sales in foreign countries, including certain countries in Asia such as Singapore, Taiwan, Japan, Malaysia, China and Korea. The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries, some of which are countries in which Aviza has sold and in which Aviza expects to continue to sell systems. For example, Taiwan and China are not signatories to the Patent Cooperation Treaty, which is designed to specify rules and methods for defending intellectual property internationally. In Taiwan and China, the publication of a patent prior to its filing would invalidate the ability of a company to obtain a patent. Similarly, in contrast to the United States where the contents of patent applications remain confidential during the patent prosecution process, the contents of a patent application are published upon filing which provides competitors an advanced view of the contents of patent applications prior to the establishment of patent rights. There is a risk that Aviza’s means of protecting its proprietary rights may not be adequate in these countries. Aviza’s competitors in these countries may independently develop similar technology or duplicate Aviza’s systems. If Aviza fails to adequately protect its intellectual property in those countries, it would be easier for Aviza’s competitors to sell competing products in those countries.

Aviza’s operations are subject to health and safety and environmental laws that may expose it to liabilities for noncompliance.

Aviza is subject to a variety of governmental regulations relating to the use, storage, discharge, handling, manufacture and disposal of all materials present at, or are output from, Aviza’s facilities, including the toxic or other hazardous chemical byproducts of the manufacturing processes. Aviza is also subject to governmental regulations affecting the content, reuse, recycling, distribution and labeling of products containing hazardous materials. Environmental claims, or failure to comply with any present or future regulations, could result in significant costs to remediate, the assessment of damages or imposition of fines, the suspension of production of certain products or the cessation of operations.

New regulations could require the purchase of costly equipment or the incurrence of other significant expenses. Failure to control the use or adequately restrict the discharge of hazardous substances could subject Aviza to future liabilities, which could negatively affect Aviza’s operating results and financial condition.

Aviza owns and operates a facility located in Scotts Valley, California, or the Scotts Valley Site, which is currently subject to an Administrative Order on Consent, or Consent Order, dated as of July 16, 1991 entered into by Watkins-Johnson Company (now WJ Communications, Inc.), a prior owner of the Scotts Valley Site, and the United States Environmental Protection Agency, or EPA. The Scotts Valley Site is listed on the National Priorities List as the “Watkins-Johnson Superfund Site” pursuant to the Comprehensive Environmental Response Compensation and Liability Act, or CERCLA. The contamination on the Scotts Valley Site includes chlorinated solvents in soil and groundwater. The site is being remediated under the terms of an agreement under which an environmental consultant, Arcadis Geraghty & Miller, has agreed to complete the work using funds from an escrow account and is indemnifying Aviza for all remediation costs. Aviza is also protected from liability by an insurance policy covering the remediation and by certain indemnities from WJ Communications, Inc. At this point in time, only small amounts of groundwater contamination remain, and Arcadis Geraghty & Miller is in discussions with the EPA regarding ceasing remedial activities.

Aviza has had material weaknesses in internal control over financial reporting in the past and Aviza cannot assure you that additional material weaknesses will not be identified in the future. Aviza’s failure to implement and maintain effective internal control over financial reporting could result in material misstatements in Aviza’s financial statements, which could require Aviza to restate its financial statements, cause investors to lose confidence in Aviza’s reported financial information and have a negative effect on Aviza’s stock price.

In connection with the audit of Aviza’s financial statements for the period from October 7, 2003 through September 24, 2004, Aviza’s independent registered public accounting firm identified material weaknesses in Aviza’s internal control over financial reporting as defined in the standards established by the Public Company Accounting Oversight Board (United States) that affected Aviza’s financial statements for its fiscal year ended September 24, 2004. For more information, see Item 9A. Controls and Procedures.

The material weaknesses in Aviza’s internal control over financial reporting are summarized below:

•                  After issuance of the financial statements by the Predecessor for calendar year 2002 and the period from January 1, 2003 through October 9, 2003, Aviza discovered errors in these financial statements which required Aviza to restate the financial statements of the Predecessor for both periods.

•                  Significant adjustments were required in areas involving management judgment such as warranty accrual, receivables allowance and in-transit inventory, and assumptions used by Aviza to record accounting entries did not initially have detailed support.

•                  Aviza did not have in its possession an interest rate cap agreement with its bank in connection with Aviza’s revolving line of credit and had not recorded the agreement as a derivative in its financial statements. In addition, Aviza was not aware that it was required to record dividends under its corporate charter prior to correction of its corporate charter.

Although the management of Aviza believes that it has remediated each of these identified material weaknesses, Aviza cannot assure you that it will not identify additional material weaknesses or significant deficiencies in its internal control over financial reporting in the future.

In addition, in May 2005, Trikon restated it previously issued financial statements with respect to

•                  the classification of accounts receivable and deferred revenue on contracts with a portion of the contract price that is withheld until final acceptance;

•                  the timing of recognition of costs on those contracts; and

•                  the allocation of facilities costs.

To address the material weaknesses in Trikon’s internal control over financial reporting evidenced by this restatement, Trikon took remedial measures related to the selection, application and monitoring of its accounting policies.

Any failure to maintain or implement required new or improved controls, or any difficulties Aviza encounters in their implementation, could result in additional material weaknesses or significant deficiencies, cause Aviza to fail to meet its periodic reporting obligations or result in material misstatements in Aviza’s financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of Aviza’s internal control over financial reporting that will be required when the SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to Aviza beginning with its first Annual Report on Form 10-K for the fiscal year ending in September 2007, which will be filed in December 2007. The existence of a material weakness could result in errors in Aviza’s financial statements that could result in a restatement of financial statements, cause Aviza to fail to meet its reporting obligations and cause investors to lose confidence in its reported financial information, leading to a decline in Aviza’s stock price.

Aviza will be required to spend significant time, money and other resources to ensure and determine that its internal control over financial reporting is effective. If Aviza is unable to achieve and maintain effective internal control over financial reporting, the value of your investment in Aviza could decline.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with Aviza’s Annual Report on Form 10-K for its fiscal year ending in September 2007, Aviza will be required to furnish a report on its internal control over financial reporting. This report will contain an assessment by Aviza’s management of the effectiveness of Aviza’s internal control over financial reporting and a statement that Aviza’s independent registered public accounting firm has attested to and reported on Aviza’s management’s assessment of Aviza’s internal control over financial reporting.

Aviza has identified material weaknesses in internal control over financial reporting as of the end of fiscal 2004, and Trikon restated its financial statements in May 2005 as a result of Trikon’s identification of material weaknesses in its internal control over financial reporting.  In addition, because it just recently became a public company, Aviza has not been subject to Section 404 of the Sarbanes-Oxley Act of 2002. As a result of Aviza’s and Trikon’s identified material weaknesses and the fact that Aviza just recently became a public company, Aviza faces a significant challenge in ensuring its operations are designed in a manner that is consistent with the framework of internal control established by the Committee of Sponsoring Organization of the Treadway Commission.

Aviza’s internal control over financial reporting may not be considered effective if, among other things:

•                  any material weaknesses in Aviza’s internal control over financial reporting exist;

•     Aviza fails to evaluate key controls in a timely fashion; or

•     Aviza fails to remediate assessed deficiencies.

If Aviza’s management asserts that Aviza’s internal control over financial reporting is ineffective, or if Aviza’s independent registered public accounting firm expresses an adverse opinion on Aviza’s management’s assessment or that Aviza’s internal control over financial reporting is ineffective, the value of your investment in Aviza could decline.

Aviza will not be required to furnish a report on its internal control over financial reporting until December 2007.

Aviza is not currently required to furnish a report on its internal control over financial reporting pursuant to the SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 as part of the Annual Reports that it files on Form 10-K. However, these rules will apply to Aviza when it files its Annual Report on Form 10-K for its fiscal year ending in September 2007, which will be filed in December 2007.

Aviza’s ability to use net operating losses to offset future taxable income is subject to limitations.

In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses to offset future taxable income. A corporation generally undergoes an “ownership change” if the percentage of stock of the corporation owned by one or more of its 5% stockholders has increased by more than 50 percentage points over a three-year period.

Trikon’s net operating losses are subject to limitations arising from previous ownership changes and will be subject to additional limitations as a result of the merger transaction. Aviza’s existing net operating losses also may be subject to limitations, and the merger transaction may result in Aviza’s undergoing an ownership change, thus potentially further limiting Aviza’s net operating losses. In addition, if Aviza undergoes an ownership change after the merger transaction, Aviza’s ability to utilize NOLs could be further limited by Section 382 of the Internal Revenue Code. It is impossible for Aviza to ensure that it will not experience an ownership change in the future because changes in its stock ownership, some of which are outside of Aviza’s control, could result in an ownership change under Section 382 of the Internal Revenue Code.

Generally, the limitations on Aviza’s ability to use either its or Trikon’s pre-merger transaction NOLs to offset future taxable income are expected to be significant, and thus Aviza’s liability for future U.S. federal income taxes may be materially higher than that liability would have been absent such limitations. Similar rules may apply for foreign and state income tax purposes as well.

Business interruptions could adversely affect Aviza’s business.

Aviza’s operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond its control. A disaster could severely damage Aviza’s ability to deliver its products to its customers. In order to manufacture its products, Aviza will need to maintain and protect its manufacturing facilities and computer systems, many of which will be located in or near its headquarters in Scotts Valley, California. Scotts Valley is located near a known earthquake fault zone. Although Aviza’s facilities are designed to be fault tolerant, Aviza’s systems are susceptible to damage from fire, floods, earthquakes, power loss, telecommunications failures and similar events. Although Aviza will maintain general business insurance against interruptions such as fires and floods, there can be no assurance that the amount of coverage will be adequate in any particular case.

Any acquisitions Aviza may make could disrupt business and harm its financial condition.

Aviza may invest in complementary products, companies or technologies. Such investments involve numerous risks, including:

•                  diversion of management’s attention from other operational matters;

•                  inability to complete acquisitions as anticipated or at all;

•                  inability to realize synergies expected to result from an acquisition;

•                  failure to commercialize purchased technologies;

•                  ineffectiveness of an acquired company’s internal controls;

•                  impairment of acquired intangible assets as a result of technological advancements or worse-than-expected performance of the acquired company or its product offerings;

•                  unknown and undisclosed commitments or liabilities;

•                  failure to integrate and retain key employees; and

•                  ineffective integration of operations.

Mergers and acquisitions are inherently subject to significant risks, and Aviza’s inability to manage these risks effectively could adversely affect its business, financial condition and results of operations.

Aviza is controlled by affiliates of VantagePoint, which will limit your ability to influence corporate activities of Aviza.

At December 15, 2005, affiliates of VantagePoint beneficially own approximately 52% of Aviza’s outstanding voting power. VantagePoint exercises significant influence over Aviza’s operations and business strategy and is able to control the outcome of votes on all matters requiring stockholder approval, including the approval of significant corporate transactions, such as mergers or other business combinations. VantagePoint may have interests that differ from your interests or the interests of other stockholders of Aviza. This concentration of ownership may also have the effect of delaying or preventing a change of control of Aviza or discouraging others from making tender offers for shares of Aviza, which could prevent you and the other stockholders of Aviza from receiving a premium for your shares.

Aviza is a “controlled company” within the meaning of the rules of the Nasdaq National Market, and as a result qualifies for, and is currently relying on, exemptions from certain corporate governance requirements.

Because affiliates of VantagePoint own more than 50% of Aviza’s voting power, Aviza is a “controlled company” under the rules of the Nasdaq National Market. As a result, Aviza qualifies for, and is currently relying upon, the “controlled company” exception to the board of directors and committee requirements under the rules of the Nasdaq National Market. Pursuant to this exception, so long as affiliates of VantagePoint continue to own more than 50% of Aviza’s voting power, Aviza will be exempt from the rules that would otherwise require that its board of directors be comprised of a majority of “independent directors” and that its compensation committee and corporate governance and nominating committee be comprised solely of “independent directors” as defined under the rules of the Nasdaq National Market. As a result, you and the other stockholders of Aviza currently do not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq National Market corporate governance requirements.

ITEM 1B. Unresolved Staff Comments

Not applicable.

Item 2.    Properties

The following table sets forth information concerning Aviza’s principal real property as of September 30, 2005:

Location	Type	Principal Use	Square Footage	Property Interest	Expiration Date
Scotts Valley, California	Office, Manufacturing & R&D Process Laboratories	Headquarters, Sales, Customer service, Operations, Manufacturing, R&D and Engineering	213,000	Owned	N/A

Orange, California	Office	Office, Software Test	3,667	Leased	12/31/2006

Aviza’s Scotts Valley property is encumbered by a mortgage that secures its borrowings under one of its lines of credit.  Aviza is currently exploring the possibility of selling its Scotts Valley property and relocating its headquarters to another location in the San Francisco Bay Area.

Aviza leases a number of smaller properties and field offices located in France, Germany, Scotland, China, Japan, Malaysia, Singapore and Taiwan.

Aviza believes its current facilities are suitable and adequate to meet current needs.

ITEM 3.    Legal Proceedings

None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

On September 26, 2005, affiliates of VantagePoint that held approximately 92% of the voting power of Aviza capital stock at that time, approved Aviza’s Fourth Amended and Restated Certificate of Incorporation by an action by written consent.

No other matters were submitted to a vote of Aviza’s security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common stock began trading publicly on the Nasdaq National Market on December 2, 2005 and is traded under the symbol “AVZA.”  Prior to that date, there was no public market for our common stock.  As of December 15, 2005, there were approximately 199 registered holders of our common stock.

Dividends

Aviza has never paid cash dividends on its common stock.  The terms of Aviza’s revolving line of credit with Bank of America prohibit Aviza from paying cash dividends on its common stock.  Aviza currently anticipates that it will retain all of its future earnings available for distribution to the holders of its common stock for use in the expansion and operation of its business, and thus does not anticipate paying any cash dividends on shares of its common stock in the foreseeable future.

Sales of Unregistered Securities

From September 25, 2004 through September 30, 2005, Aviza, Inc., which was formerly called Aviza Technology, Inc. and which is now our subsidiary, sold an aggregate of 231,858 shares of its common stock to its directors, officers, employees and non-employee consultants for an aggregate purchase price of $243,657 pursuant to the exercise of options to purchase shares of its common stock that Aviza, Inc. granted to these individuals pursuant to the terms of its 2003 stock plan and as payment for services rendered.

On March 11, 2005, Aviza, Inc. sold 10,000 shares of its series B preferred stock to Jerauld J. Cutini, our President and Chief Executive Officer, and 10,000 shares of its series B preferred stock to affiliates of VantagePoint Venture Partners for an aggregate purchase price of $2,000,000.

On September 27, 2005, Aviza, Inc. sold 90,000 shares of its series B-1 preferred stock to affiliates of VantagePoint Venture Partners for an aggregate purchase price of $9,000,000.

Aviza, Inc.’s issuance of the securities in each of the transactions described above was exempt from registration under the Securities Act in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.

Equity Plan Compensation Information

For information regarding securities authorized for issuance under equity compensation plans, see the section entitled “Equity Plan Compensation Information” under Item 12 below.

ITEM 6.    Selected Financial Data

The following selected historical consolidated financial data of Aviza and its Predecessor, as defined below, should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of

Operations “ and with Item 8. “Financial Statements and Supplementary Data”  included in this report.  Aviza’s selected historical consolidated financial data includes the accounts of the Thermal Division of ASML Holding, N.V., a Netherlands corporation, which is referred to in the table below and elsewhere in this report as the Predecessor, for the years ended December 31, 2001 and 2002 and for the period from January 1, 2003 through October 9, 2003. For a description of Aviza’s acquisition of the business of the Predecessor, please see Note 1 to Aviza’s consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” in this report.

The selected consolidated balance sheet data as of December 31, 2001 and the selected consolidated statement of operations data for the year ended December 31, 2001 have been derived from the Predecessor’s unaudited consolidated financial statements that are not included in this report. The selected consolidated balance sheet data as of December 31, 2002 and October 9, 2003 and the selected consolidated statement of operations data for the year ended December 31, 2002 and the period from January 1, 2003 through October 9, 2003 have been derived from the Predecessor’s audited consolidated financial statements that are not included in this report. The selected consolidated balance sheet data as of September 24, 2004 and September 30, 2005 and the selected consolidated statements of operations data for the fiscal period October 7, 2003 through September 24, 2004 and the fiscal year ended September 30, 2005 have been derived from Aviza’s audited consolidated financial statements that are included in this report.  Aviza’s and the Predecessor’s historical results are not necessarily indicative of the results to be expected in any future period for Aviza.

	Historical (in thousands except share and loss per share amounts)
	Year ended December 31, 2001	Year ended December 31, 2002	January 1, 2003 through October 9, 2003	October 7, 2003 through September 24, 2004	Year ended September 30, 2005
	Predecessor			Aviza
Consolidated Statement of Operations Data:
Net sales	$182,415	$90,527	$40,942	$77,698	$171,209
Cost of goods sold	163,604	119,986	44,744	59,716	144,428
Gross profit (loss)	18,811	(29,459)	(3,802)	17,982	26,781
Operating expenses:
Research and development costs	53,974	34,520	22,719	18,311	21,126
Selling, general and administrative costs	29,266	18,591	10,999	17,353	17,140
Goodwill impairment	—	1,852	—	—	—
Total operating expenses	83,240	54,963	33,718	35,664	38,266
Loss from operations	(64,429)	(84,422)	(37,520)	(17,682)	(11,485)
Other income (expense):
Interest income	115	49	20	22	17
Interest expense	—	—	—	(1,334)	(4,017)
Other income (expense), net	(773)	163	(974)	—	11
Total other income (expense)	(658)	212	(954)	(1,312)	(3,989)
Loss before income taxes	(65,087)	(84,210)	(38,474)	(18,994)	(15,474)
Income taxes	664	716	568	662	539
Net loss	$(65,751)	$(84,926)	$(39,042)	$(19,656)	$(16,013)
Loss per share:
Basic and diluted				$(96.45)	$(42.22)
Weighted average common shares:
Basic and diluted				203,791	379,319
Consolidated Balance Sheet Data (at period end):
Cash and cash equivalents	$—	$—	$—	$9,429	$7,437
Total assets	133,153	102,328	66,518	85,902	90,909
Long term obligations	—	—	—	6,743	17,463
Total liabilities	60,822	45,676	38,980	69,335	89,997
Redeemable convertible preferred stock	—	—	—	32,650	32,650
Stockholders’ equity (deficit)	72,331	56,652	27,538	(16,083)	(31,738)

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Aviza and its Predecessor should be read together with the consolidated financial statements of Aviza and the Predecessor and related notes that are included elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations of Aviza’s management that involve risks and uncertainties. Aviza’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or elsewhere in this report.

Overview

Aviza develops, manufactures, markets and services integrated circuit fabrication process equipment for the worldwide semiconductor industry. Customers for these products include wafer manufacturers and semiconductor integrated circuit, or IC, manufacturers, who either use the ICs for their own captive products or sell them to other companies. Aviza’s equipment is primarily used by IC manufacturers in the beginning of the semiconductor manufacturing process, commonly known as front end of line, or FEOL, manufacturing. Aviza has developed a variety of distinct lines of products, including thermal processing furnaces, atomic layer deposition, or ALD, low-pressure chemical vapor deposition, or LPCVD, and atmospheric pressure chemical vapor deposition, or APCVD, products. To date, more than 2,500 Aviza systems have been installed worldwide.

Aviza was incorporated on September 18, 2003 by affiliates of VantagePoint Venture Partners as Thermal Acquisition Corporation, a Delaware corporation, for the purpose of acquiring the business of the Thermal Division of ASML Holding, N.V., a Netherlands corporation, which division of ASML is referred to in this discussion as the Predecessor. On October 10, 2003, Thermal Acquisition Corporation acquired the business of the Predecessor and changed its name to Aviza Technology, Inc. For periods prior to October 10, 2003, Aviza’s consolidated financial statements reflect the historical results of operations and cash flows of the Predecessor during each respective period and include allocations of certain of the Predecessor’s expenses, as further discussed in Note 15 to Aviza’s consolidated financial statements included in Item 8 to this Annual Report on Form 10-K.

The business of the Predecessor was sold three times between 1999 and 2003. A portion of the business of the Predecessor was acquired by Silicon Valley Group, Inc., or SVG, from Watkins-Johnson Company on July 6, 1999. SVG then consolidated the business of the Predecessor into its Thermal Systems division. ASML acquired the business of the Predecessor in May 2001 when it merged with SVG. ASML announced its desire to divest the business of the Predecessor 19 months later.

The Predecessor’s business was adversely affected by a general downturn in the semiconductor industry in fiscal years 2002 and 2003. In response, the Predecessor decided to scale back its operations to one location, opting to close its manufacturing and engineering facility in Orange County, California and to focus its research and development efforts solely on its RVP-300 and ALD products. The Predecessor subsequently decided to limit any further development of its RVP-300 process applications and to focus its development efforts predominantly on the emerging

ALD market. The Predecessor also decided to limit product sales to existing customers and did not actively pursue any additional customers.

As part of its focus on the ALD market, the Predecessor entered into a license agreement with another semiconductor equipment company in February 2002 pursuant to which the Predecessor distributed single-wafer ALD products manufactured by the licensor. Aviza acquired the license agreement when it acquired the business of the Predecessor in October 2003. As a result of a disagreement as to interpretation of the rights of the parties under the license agreement and how best to approach the ALD market, the parties agreed in May 2004, as subsequently amended, to terminate the license agreement and that Aviza would not ship any such products after December 31, 2005. As a result, Aviza will not recognize any revenue attributable to these products after December 31, 2005, other than the remaining contractual revenue attributable to products previously shipped. Aviza recognized net sales of $21.6 million and $2.3 million attributable to such products in fiscal 2005 and fiscal 2004, respectively. Aviza is currently in the process of developing its own products to address the ALD market.

Aviza’s customers are primarily IC manufacturers. The semiconductor industry is cyclical and has experienced significant fluctuations, and Aviza’s revenue is impacted by these broad industry trends. Moreover, Aviza has a highly concentrated customer base. For fiscal 2005, Inotera Memories, Inc., Infineon Technologies, Inc. and Winbond Electronics Corp. accounted for 43%, 15% and 11% of Aviza’s net sales, respectively, and approximately 84% of Aviza’s net sales were attributable to its top ten customers. For fiscal 2004, Infineon Technologies, Inc. accounted for 16% of Aviza’s net sales and approximately 59% of Aviza’s net sales were attributable to its top ten customers. Approximately 87% of Aviza’s net sales were attributable to products shipped to customer locations outside of the United States during fiscal 2005.

Aviza is often required to develop products in advance of its customers’ demand for those products, and Aviza undertakes significant product development efforts in advance of any of its customers expressly indicating demand for Aviza’s products. Aviza’s product development efforts typically span six months to two years.

As a result of the length of Aviza’s sales cycles, Aviza’s net sales for any period are generally weighted toward products that Aviza had introduced for sale in prior years. For purposes of revenue recognition, Aviza classifies its products into two categories, “proven technology” and “new technology.” Proven technology systems are those systems with respect to which Aviza has a history of successful installations within a reasonable time frame of delivery and the costs to complete installation do not vary materially from one instance to another. New technology systems are those systems with respect to which Aviza cannot demonstrate that it can meet the provisions of customer acceptance at the time of shipment.

Aviza typically sells equipment and installation services as a bundled arrangement. The fair value of installation is determined as the price Aviza charges for similar installation services provided to its customers without regard to the warranty provisions. Upon shipment of Aviza’s proven technology, Aviza records revenue upon shipment at the lesser of (i) the residual amount after deducting the fair value of undelivered services from the contractual value or (ii) the non-contingent amount. The remaining contractual revenue is recorded upon successful installation of the product. Cost of the equipment relating to proven technology is recorded upon shipment. To the extent a loss is calculated on shipment due to the foregoing deferral of revenue, a portion of the cost is also deferred to reflect zero gross profit at the time of shipment. The residual revenue, deferred costs and installation costs are recorded upon successful installation of the product. Revenue and cost of equipment relating to new technology is deferred until installation and acceptance at the customer’s premises is completed.

The result of these accounting policies is that for new technology, Aviza’s recognition of both revenue and cost of goods sold is delayed until customer acceptance, at which time both revenue and cost of goods sold are recognized in full in determining Aviza’s gross margin. However, for proven technology, Aviza’s cost of goods sold may be recognized in full upon shipment, but recognition of a portion of Aviza’s revenue is delayed until successful installation of the product. This can result in diminished gross margins at the time of shipment.

On December 1, 2005 Aviza completed its consolidation through merger with Trikon Technologies, Inc.  Aviza and Trikon are now both subsidiaries of a company that was formerly called New Athletics, Inc. and which is now called Aviza Technology, Inc., the common stock of which is publicly traded on the Nasdaq National Market under the symbol “AVZA.”  Aviza will account for the merger transaction as a purchase of Trikon by Aviza, using the purchase method of accounting.  As a result of the completion of the merger transaction, Aviza’s results of operations will include Trikon’s results of operations for all periods after December 1, 2005. We believe that the combined product lines of Aviza and Trikon will present a more competitive suite of products to customers in the semiconductor industry.

Aviza intends to pursue strategic acquisitions of other semiconductor equipment companies that it believes will enable it to expand its product offerings in the IC fabrication equipment market. Aviza is not currently in negotiations with respect to any such acquisitions.

Aviza’s corporate headquarters, manufacturing and research and development facilities are located in Scotts Valley, California. Additional sales and customer support facilities are located in France, Germany, Scotland, China, Japan, Malaysia, Singapore and Taiwan. As of September 30, 2005, Aviza employed 417 people worldwide.

Critical Accounting Policies

Aviza’s discussion and analysis of its financial condition and results of operations is based on Aviza’s consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Aviza to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Aviza bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Aviza believes that the following critical accounting policies affect its more significant judgments used in the preparation of its consolidated financial statements:

Acquisition of the Business of the Predecessor

In connection with Aviza’s acquisition of the business of the Predecessor, Aviza allocated the purchase price associated with the acquisition of the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. These valuations of these intangible assets required Aviza to make significant estimates and assumptions.

The critical estimates Aviza used in allocating the purchase price included future expected cash flows from customer contracts, distribution agreements and acquired developed technologies, as well as assumptions about the periods of time the products would continue to be used in Aviza’s product portfolio. Aviza’s estimates of fair value at the time they were made were based upon assumptions that Aviza believed to be reasonable, but which are inherently uncertain and unpredictable.

Revenue Recognition

Aviza recognizes revenue in accordance with SAB 104. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria for items (3) and (4) above is based on Aviza’s judgment regarding the fixed nature of the amounts charged for the products delivered and the collectibility of those amounts.

For purposes of revenue recognition, Aviza classifies its products into two categories, “proven technology” and “new technology.” Proven technology with respect to a single customer means that Aviza has a history of at least three successful installations within a reasonable time frame of delivery to that customer and the costs to complete installation for that customer do not vary materially from one instance to another. A given product becomes proven technology for all of Aviza’s customers when Aviza has successfully installed the product within a reasonable time frame of delivery for at least three different customers and the costs to complete installation do not vary materially from one instance to another. New technology systems are those systems with respect to which Aviza cannot demonstrate that it can meet the provisions of customer acceptance at the time of shipment.

Aviza typically sells equipment and installation services as a bundled arrangement. The fair value of installation is determined as the price Aviza charges for similar installation services provided to its customers without regard to the warranty provisions. Upon shipment of Aviza’s proven technology, Aviza records revenue upon shipment at the lesser of (i) the residual amount after deducting the fair value of undelivered services from the contractual value or (ii) the non-contingent amount. The remaining contractual revenue is recorded upon successful installation of the product. Cost of the equipment relating to proven technology is recorded upon shipment. To the extent a loss is calculated on shipment due to the foregoing deferral of revenue, a portion of the cost is also deferred to reflect zero gross profit at the time of shipment. The residual revenue, deferred costs and installation costs are recorded upon successful installation of the product.

Revenue on new technology is deferred until installation and acceptance at the customer’s premises is completed, as these sales do not meet the provisions of customer acceptance at the time of shipment under SAB 104 until this occurs. Cost of the equipment relating to new technology is also recorded upon customer acceptance. Upon the transition of a product from new technology to proven technology, Aviza accounts for the product as proven technology from that point forward.

Revenue from services is recognized as the services are performed. Revenue from prepaid service contracts is recognized ratably over the life of the contract. Revenue from spare parts is recorded upon shipment.

Aviza assesses collectibility based on the creditworthiness of its customers and past transaction history. Aviza performs ongoing credit evaluations of its customers. In addition, Aviza requires collateral from certain of its customers in the form of letters of credit. Aviza has not experienced significant collection losses in the past. However, a significant change in the liquidity or financial position of any one of Aviza’s customers, especially one or more of Aviza’s most significant customers, could make it more difficult for Aviza to assess creditworthiness, which could result in a financial loss to Aviza. For fiscal 2005, Inotera Memories, Inc., Infineon Technologies, Inc. and Winbond Electronics Corp. accounted for approximately 43%, 15% and 11% of Aviza’s net sales, respectively, and approximately 84% of Aviza’s net sales were attributable to its top ten customers. For fiscal 2004, Infineon Technologies, Inc. accounted for approximately 16% of Aviza’s net sales, and approximately 59% of Aviza’s net sales was attributable to its top ten customers.

Inventory Valuation

Aviza assesses the recoverability of its inventory at the end of each quarter based on assumptions about customer demand and market conditions. Obsolete inventory or inventory in excess of Aviza’s estimated usage is written down to its estimated market value less costs to sell. The inventory write-downs are recorded as an inventory valuation allowance established on the basis of obsolete inventory or specifically identified inventory in excess of established usage. Inherent in Aviza’s estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for its products and technological obsolescence of its products. If actual market conditions are less favorable than Aviza’s projections, Aviza may be required to write down additional inventory.

Warranty

Aviza accrues for the estimated cost of the warranty on its systems as cost of goods sold, which includes the cost of the labor and parts necessary to repair systems during the warranty period. The amounts recorded in the warranty accrual are estimated based on actual historical expenses incurred and on estimated probable future expenses related to Aviza’s current sales. The warranty service is generally incurred ratably over the warranty period, therefore, the warranty accrual is spread over the warranty period on a straight-line basis. Aviza’s systems typically have warranty periods ranging from one to three years. Aviza’s actual warranty costs in the future may vary from Aviza’s historical warranty costs, which could result in adjustments to Aviza’s warranty reserves in future periods.

Income Taxes

As part of the process of preparing its financial statements, Aviza is required to estimate its income tax provision (benefit) in each of the jurisdictions in which it operates. This process requires Aviza to estimate its current income tax provision (benefit) and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in Aviza’s balance sheet.

Aviza records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While Aviza has considered future taxable income and any ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if Aviza were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, if Aviza were to determine that it would not be able to realize all or part of a net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. As of September 30, 2005, Aviza had a full valuation allowance for its net deferred tax assets.

Stock-Based Compensation

Aviza has elected to follow the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations in accounting for employee stock options rather than adopting the alternative fair value accounting provided under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123. As a result, Aviza does not record any compensation expense for stock options that it grants to its employees where the exercise price equals or exceeds the deemed fair market value of the common stock underlying the stock options on the date of grant and the exercise price, number of shares issuable under the stock options and vesting period are fixed. Aviza complies with the disclosure requirements of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosures—an amendment of FASB Statement No. 123, which requires that Aviza disclose its pro forma net income or loss as if it had expensed the fair value of the stock options. Aviza uses certain assumptions to calculate the fair value of its stock options, which are discussed in greater detail in Note 13 to Aviza’s consolidated financial statements included in this Annual Report on Form 10-K, consisting of the expected life of the stock option, risk-free interest rate and dividend yield.

Aviza records deferred stock-based compensation, which consists of the amounts by which the estimated fair value of the common stock underlying the stock options exceeds the exercise price at the date of grant or other measurement date, if applicable. In determining the fair value of its common stock at the dates of grants of stock awards, Aviza was unable to rely on a public trading market for its common stock. Therefore, Aviza relied on recent common stock issuances to unrelated third parties or independent third-party valuations of its common stock.

Aviza obtained independent third-party valuations of its common stock as of October 10, 2003, September 24, 2004, December 23, 2004 and June 15, 2005. The exercise prices of the stock options that Aviza has granted prior to the filing of its registration statement on Form S-4 filed in connection with its merger transaction with Trikon were greater than the fair market value of Aviza’s common stock on the respective dates of grant as determined by these independent third-party valuations. Accordingly, Aviza has not recorded any stock-based compensation under APB 25.

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R. SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards issued to employees. Instead, the new standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost must be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period, which is usually the vesting period.

Aviza has not yet quantified the effects of the adoption of SFAS 123R, but it expects that the new standard will result in significant stock-based compensation expense to Aviza. The effects of adopting SFAS 123R will depend on numerous factors, including the valuation model that Aviza chooses to value stock-based awards, the assumed award forfeiture rate, the accounting policies Aviza adopts concerning the method of recognizing the fair value of awards over the requisite service period and the transition method, as described below, that Aviza chooses for adopting SFAS 123R.

SFAS 123R will be effective for Aviza’s fiscal year beginning October 1, 2005 and requires Aviza to use the modified prospective application method. Under this method, SFAS 123R will be applied to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered, such as unvested stock options, that are outstanding as of the date of adoption will be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption will be based on the grant-date fair value for those awards granted after the date of the initial filing of the registration statement filed in connection with Aviza’s merger transaction with Trikon (June 24, 2005) and based on the intrinsic values as previously recorded under APB 25 for awards granted prior to that date.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). The amendments made by SFAS 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of SFAS 151 will be applied prospectively. Aviza’s historical treatment of inventory costs is consistent with SFAS 151, and it therefore does not expect the adoption of SFAS 151 to have an effect on its consolidated financial statements.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditioned on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a “conditional asset retirement obligation” if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of a “conditional asset retirement obligation.” FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Aviza does not believe the adoption of this interpretation will have an impact on its results of operations.

Results of Operations (in thousands)

The financial information reported in the table below is for the fiscal periods ended from January 1, 2003 through October 9, 2003 (fiscal 2003), which included 40 weeks and 2 days, from October 7, 2003 through September 24, 2004 (fiscal 2004), which included 50 weeks and five days, and the period from September 25, 2004 through September 30, 2005 (fiscal 2005), which included 53 weeks.

	Fiscal
	2003		2004	2005
	Predecessor		Aviza
Net sales	100%		100%	100%
Cost of goods sold	109%		77%	85%
Gross profit (loss)	(9)%		23%	15%
Operating expenses:
Research and development costs	56%		23%	12%
Selling, general and administrative costs	27%		22%	10%
Total operating expenses	83%		45%	22%
Loss from operations	(92	) %	(22)%	(7)%
Other income (expense):
Interest income	0%		0%	0%
Interest expense	0%		(2)%	(2)%
Other income (expense), net	(2)%		0%	0%
Total other income (expense)	(2)%		(2)%	(2)%
Loss before income taxes	(94)%		(24)%	(9)%
Income taxes	1%		1%	0%
Net loss	(95)%		(25)%	(9)%

Net Sales

Net sales consist of revenue recognized upon shipment or installation of proven technology and upon acceptance for new technology. In addition, spare parts sales are recognized upon shipment. Service revenue is recognized upon completion of the service activity or ratably over the term of the service contract.

	Fiscal
	2003	2004	2005
	Predecessor	Aviza
Net sales	$40,942	$77,698	$171,209

Net sales for the fiscal year ended September 30, 2005 increased $93.5 million, or 120%, from the fiscal period ended September 24, 2004. This increase was primarily the result of the change in status of Aviza’s RVP-300 and ALD products from “new technology” in fiscal 2004 to “proven technology” in the first quarter of fiscal 2005 (for all but one of its customers, for which the RVP-300 became proven technology in fiscal 2004 due to obtaining acceptances from this customer for this product), which resulted in recognition of $29.3 million of revenue which was previously deferred. The change in status was due to sufficient customer acceptances of these products in accordance with Aviza’s revenue recognition policy. Accordingly, during fiscal 2004, sales from RVP-300 (except for the one customer above) and ALD products were only recognized upon a customer’s final acceptance of the equipment as these products were still considered to be “new technology.” During fiscal 2005, a portion of the sales from these products was recognized upon shipment because the status of these products changed from “new technology” to “proven technology” in the first quarter of fiscal 2005 due to their history of customer acceptance of these products. This change resulted in increased net sales of $65.4 million in fiscal 2005 versus fiscal 2004. Unit shipments of systems for fiscal 2005 increased by 26% over fiscal 2004, primarily due to new customers in Asia.  The above increases were offset by a decrease in spares and service sales of approximately 12% in fiscal 2005 from fiscal 2004 due to lower customer demand.

Aviza expects that its net sales for the first quarter of fiscal 2006 will be lower than its net sales for the first quarter of fiscal 2005 because the change in status of its RVP-300 and ALD products from “new technology” to “proven technology” occurred in the first quarter of fiscal 2005.

Aviza’s net sales in fiscal 2006 may be adversely affected by Aviza’s inability to sell certain ALD products. As part of its focus on the ALD market, the Predecessor entered into a license agreement with another semiconductor equipment company in February 2002 pursuant to which the Predecessor distributed single-wafer ALD products manufactured by the licensor. Aviza acquired the license agreement when it acquired the business of the Predecessor in October 2003. Aviza recognized net sales of $21.6 million and $2.3 million attributable to such products in fiscal 2005 and fiscal 2004, respectively. As a result of a disagreement as to interpretation of the rights of the parties under the license agreement and how best to approach the ALD market, the parties agreed in May 2004, as subsequently amended, to terminate the license agreement and that Aviza would not ship any such products after December 31, 2005. As a result, Aviza will not recognize any revenue attributable to these products after December 31, 2005, other than the remaining contractual revenue attributable to products previously shipped. Aviza is currently in the process of developing its own products to address the ALD market.

Aviza’s net sales increased by $36.8 million, or 90%, to $77.7 million in fiscal 2004 from $40.9 million of net sales by the Predecessor in fiscal 2003. The increase was primarily due to the improvement in the semiconductor capital equipment market related to the expansion of DRAM manufacturing capacity in the semiconductor market, which increased demand for semiconductor manufacturing equipment. In addition, Aviza’s RVP-300 product transitioned from “new technology” to “proven technology” for one customer that resulted in recognition of approximately $6.7 million in sales during fiscal 2004. The recovery of the semiconductor industry in fiscal 2004 also led to improved factory utilization by Aviza’s customers, which resulted in an increase of $16.8 million in sales for service and spare parts to support Aviza’s installed base during fiscal 2004.

International net sales accounted for 68%, 81% and 87% of net sales during fiscal 2003, 2004 and 2005, respectively.  The portion of sales generated outside the United States continues to increase, with a greater percentage of the world’s semiconductors being manufactured outside the United States.

Gross Profit (Loss) and Gross Margin

 Gross profit (loss) is the difference between net sales and cost of goods sold. Cost of goods sold consists of purchased material, labor and overhead to manufacture equipment or spare parts and the cost of service and factory and field support to customers for warranty, installation and paid service calls. In addition, the cost of outsourcing the assembly or manufacturing of systems and subsystems to third parties is included in cost of goods sold. Gross margin is gross profit (loss) as a percentage of net sales.

	Fiscal
	2003	2004	2005
	Predecessor	Aviza
Gross profit (loss)	$(3,802)	$17,982	$26,781
Gross margin	(9.3)%	23.1%	15.6%

The decrease in gross margin in fiscal 2005 was primarily a result of Aviza’s recognition of zero gross margin on the majority of sales of its RVP-300 and ALD products. Aviza recognized zero gross margin for these products because they became proven technology during fiscal 2005, and for proven technology, Aviza records revenue upon shipment at the lesser of (i) the residual amount after deducting the fair value of undelivered services from the contractual value or (ii) the non-contingent amount, and only records the remaining contractual revenue upon successful installation of the product. The decrease in gross margin was also due to an increase in the relative amount of RVP-300 products sold by Aviza during the fiscal 2005 period because the RVP-300 products have lower margins than Aviza’s other products. Spare parts and service sales, which have higher gross margins than systems, constituted a much higher portion of Aviza’s net sales during fiscal 2004 than fiscal 2005. The factors decreasing gross margin were partially offset by higher absorption of fixed manufacturing overhead cost during fiscal 2005 as a result of higher unit system production and the sale of $0.9 million of inventory which had been previously written down.

Of the 32.4% increase in gross margin in fiscal 2004 over fiscal 2003, approximately 70% of the increase was attributable to higher absorption of fixed manufacturing overhead cost due to higher unit production in fiscal 2004 over fiscal 2003.  The remainder of the increase was primarily due to the Predecessor writing down more inventory in fiscal 2003 than Aviza wrote down in fiscal 2004. These increases in Aviza’s gross margin in fiscal 2004 were slightly offset by an increase in service costs attributable to Aviza’s development of its own service organization in lieu of ASML’s allocation of a portion of its overall service infrastructure to the Predecessor in fiscal 2003.

Research and Development

Research and development expense consists of employment costs attributable to employees, consultants and contractors who primarily spend their time on product design, engineering and process development; materials and supplies used in product prototyping, including wafers, chemicals and process gases; depreciation and amortization expense allocable to research and development activities and facilities; direct charges for repairs to research equipment and laboratories; and costs of outside services for facilities, process engineering support and wafer analytical services. Aviza also includes in research and development expenses associated with the preparation, filing and prosecution of patents and other intellectual property.

	Fiscal
	2003	2004	2005
	Predecessor	Aviza
Research and development costs	$22,719	$18,311	$21,126
Percent of total revenue	55.5%	23.6%	12.3%

The increase in research and development costs in fiscal 2005 over fiscal 2004 was primarily due to a charge of $2.5 million for material originally purchased in anticipation of Aviza’s engineering design of its RVP-550 product, which has not yet been released to the market. Due to a redesign of this product, Aviza determined this material had no future value and, therefore, wrote it off. The remaining increase in research and development expense was primarily attributable to higher spending on consultants for support of new product engineering programs and facility expense attributable to increased activity for new product development offset in part by lower payroll and employee benefit costs.

The decrease in absolute dollars for research and development costs in fiscal 2004 compared to fiscal 2003 was primarily attributable to lower depreciation expense allocable to research and development arising from the write-down of fixed assets to their fair value on October 10, 2003 as a result of the purchase accounting with respect to Aviza’s acquisition of the business of the Predecessor, offset in part by an increase in patent-related costs.

Selling, General and Administrative

Selling, general and administrative expense consists of employment costs attributable to employees, consultants and contractors who primarily spend their time on sales, marketing and order administration and corporate administrative services; occupancy costs attributable to employees performing these functions; sales commissions; promotional marketing expenses; and legal and accounting expenses.

	Fiscal
	2003	2004	2005
	Predecessor	Aviza
Selling, general and administrative costs	$10,999	$17,353	$17,140
Percent of net sales	26.9%	22.3%	10.0%

Selling expense increases of approximately $2.5 million in fiscal 2005 versus fiscal 2004, related primarily to domestic and international infrastructure buildup and increased commissions, were partially offset by lower general and administrative costs of approximately $2.1 million related primarily to lower employee compensation costs, lower professional service costs and lower information technology costs because fiscal 2004 included fees and expenses incurred in connection with the establishment of Aviza’s worldwide corporate legal entities and the establishment of the global information technology infrastructure post acquisition from Predecessor.  Lower foreign exchange losses and favorable net bad debt adjustments in fiscal 2005 accounted for the remainder of the change between fiscal 2005 and fiscal 2004.

The increase in selling, general and administrative expense of $6.4 million in fiscal 2004 versus fiscal 2003 was primarily attributable to Aviza developing an independent corporate structure and global sales and administrative infrastructure in fiscal 2004 in lieu of the Predecessor operating as a small unit of ASML in fiscal 2003. Employment costs increased by $4.8 million, legal and accounting expense increased by $1.3 million, bad debt expense increased by $1.1 million and travel and trade show expenses increased by $0.7 million, offset by a decrease in facilities expense of $1.8 million.

Interest Expense

	Fiscal
	2003	2004	2005
	Predecessor	Aviza
Interest expense	$—	$1,334	$4,017
Percent of net sales	—	1.7%	2.3%

Aviza’s interest expense for fiscal 2005 and fiscal 2004 consisted of interest paid on Aviza’s revolving lines of credit, its other line of credit, which is secured by a mortgage on Aviza’s land and buildings, amortization of debt issuance costs on its revolving lines of credit and amortization of the fair value of the warrants issued to affiliates of VantagePoint Venture Partners, or VPVP, in consideration for VPVP’s agreement to guarantee a portion of Aviza’s revolving line of credit. Aviza’s aggregate borrowings under its revolving line of credit and mortgage line of credit were $37.2 million as of September 30, 2005 and $27.9 million as of September 24, 2004. The majority of the debt balance at September 24, 2004 was incurred toward the end of fiscal 2004. Aviza recorded amortization of debt issuance costs and the fair value of the warrants of $1.6 million and $0.9 million during fiscal 2005 and 2004, respectively.

Aviza’s interest expense in fiscal 2004 was $1.3 million, which consisted of $0.4 million of interest paid on Aviza’s revolving line of credit and $0.9 million of amortization of debt issuance costs and the fair value of the warrants.

There was no allocation of interest expense by ASML to the Predecessor for net cash consumed by the Predecessor in fiscal 2003.

Income Taxes

Because Aviza and the Predecessor have both incurred significant operating losses, no material federal or state income taxes have been recorded. Aviza and the Predecessor recorded income taxes relating to certain profitable international subsidiaries and Delaware statutory franchise taxes ranging from $0.5 million to $0.7 million per period for fiscal 2003 through 2005.

Liquidity and Capital Resources

At Aviza’s inception, affiliates of VPVP funded Aviza with a cash investment of $32.7 million to acquire the business of the Predecessor and to fund Aviza’s initial operations. Subsequently, Aviza has funded its operations through borrowings under its revolving line of credit and its mortgage line of credit as well as from the proceeds of the issuance of preferred stock. As of September 30, 2005, Aviza had $9.6 million available for additional borrowings under its revolving credit facility, subject to certain conditions, and $5.0 million available for additional borrowings under its mortgage line of credit, subject to Aviza’s ability to meet certain financial or property zoning criteria.

At September 30, 2005, Aviza’s cash and cash equivalents were $7.4 million as compared to $9.4 million as of September 24, 2004.

At September 30, 2005, Aviza was in violation of the debt covenants under its revolving line of credit with Bank of America. Based on VPVP’s guarantee that it would not require reimbursement from Aviza prior to September 30, 2006 should VPVP be required to make any payment under the guarantee, as of December 1, 2005, Bank of America waived Aviza’s non-compliance under the agreement at September 30, 2005, in the fourth amendment to the revolving credit facility.

Cash Flows from Operating Activities

Aviza’s cash used in operating activities was $13.8 million for the fiscal year ended September 30, 2005. This consisted primarily of cash used to fund net losses of $16.0 million, which was offset in part by non-cash expense adjustments (depreciation, amortization, bad debt and fixed asset write offs) aggregating $4.5 million. Net changes in assets and liabilities during the fiscal 2005 period used $2.3 million of cash. Cash was used to fund accounts receivable of $3.0 million relating to increased sales, a $2.1 million increase in prepaid and other assets due primarily to capitalized merger transaction costs and to reduce accrued liabilities by $1.3 million. These uses were offset in part by a decrease in inventory of $2.7 million, and increases in accounts payable of $1.3 million.

Aviza’s cash used in operating activities for fiscal 2004 was $24.8 million. This consisted primarily of cash used to fund net losses of $19.7 million, which was offset in part by depreciation and amortization aggregating $2.8 million and provision for allowance for doubtful accounts $1.0 million. Net changes in assets and liabilities during fiscal 2004 used $12.4 million of cash. Approximately $5.0 million of cash was used to fund increased accounts receivable, $6.2 million to fund increased inventories, $11.9 million to fund prepaid and other assets and $2.3 million to fund reductions in the warranty liability. These increases were partially offset by an increase in accounts payable of $11.4 million and an increase of $1.6 million in accrued liabilities.

Cash Flows from Investing Activities

Aviza’s cash used in investing activities for fiscal 2005 was $8.8 million. This consisted of $4.0 million to purchase a technology license from Trikon and $4.8 million to purchase property and equipment, primarily equipment to be used in Aviza’s development and demonstration laboratories.

Aviza’s cash used in investing activities for fiscal 2004 was $26.3 million. This consisted of $24.2 million in cash to ASML, including related fees and expenses, for the acquisition of the business of the Predecessor and $2.1 million to purchase property and equipment used in Aviza’s development and demonstration laboratories and machine tools.

Cash Flows from Financing Activities

Aviza’s net cash provided by financing activities for fiscal 2005 was $20.6 million. This consisted of $9.5 million in net borrowings under Aviza’s revolving line of credit, $0.5 million in proceeds from other short-term borrowings, $0.2 million in proceeds from the issuance of common stock and $11.0 million in proceeds from the issuance of series B and B-1 preferred stock. These proceeds were partially offset by payments on outstanding debt of approximately $0.8 million.

Aviza’s cash provided by financing activities for fiscal 2004 was $60.8 million. This consisted of $20.9 million in net borrowings under Aviza’s revolving line of credit, $7.0 million in borrowings under Aviza’s mortgage line of credit, $0.2 million in proceeds from the issuance of common stock and $32.7 million in proceeds from the issuance of series A preferred stock.

Aviza established a revolving line of credit in December 2003 in the amount of $20.0 million. On August 6, 2004, the revolving line of credit was amended to increase the amount available for borrowing to $40.0 million. The amended revolving line of credit consists of a $20.0 million revolving credit facility that is guaranteed by affiliates of VantagePoint and a separate revolving credit facility that provides for borrowings up to $20.0 million based upon a defined borrowing base. The borrowings under Aviza’s revolving line of credit accrue interest at a rate of the bank’s prime rate plus a margin of 0.50%, of which $10.0 million is subject to an interest rate cap of 8.25%, which is payable monthly. Aviza’s revolving line of credit has a stated maturity of August 11, 2007. Aviza’s outstanding borrowings under its revolving line of credit were $30.4 million at September 30, 2005 and $20.9 million as of September 24, 2004. There was no borrowing by the Predecessor in fiscal 2003.

On September 23, 2004, Aviza obtained a $12.0 million line of credit secured by a mortgage on its land and buildings. The borrowings under Aviza’s mortgage line of credit accrue interest at a rate of LIBOR plus a margin of 5.25%, of which $7.0 million is subject to a LIBOR rate capped at 6.75%, and is repayable in monthly principal installments of $23,333 plus interest. Aviza’s mortgage line of credit matures on September 23, 2007. Outstanding borrowings under Aviza’s mortgage line of credit were $6.7 million as of September 30, 2005, which reflects repayment of $0.3 million. A total of $5.0 million, which does not increase to reflect repayments under the terms of Aviza’s mortgage line of credit, may be available in the future if Aviza meets certain financial or property zoning criteria.

Aviza currently anticipates that it will need to preserve its existing lines of credit and raise additional capital to fund its expansion plans over the course of the next 12 months. Aviza may not be able to obtain this capital on acceptable terms, or at all.

Off-Balance Sheet Arrangements

As of September 30, 2005, Aviza had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Obligations

Other than operating leases for certain equipment and real estate, Aviza has no significant off-balance sheet transactions or unconditional purchase obligations.

As of September 30, 2005, Aviza’s cash obligations and commitments relating to its debt obligations and lease payments were as follows:

	Payments due by period
	Total	Less than One Year	One to three years	Three to five years	Greater than 5 years
Bank Loan (revolving line of credit)	$30,444	$30,444	$—	$—	$—
Note Payable (mortgage & insurance financing)	$6,743	$280	$6,463	$—	$—
Operating Lease Obligations	$1,987	$946	$1,041	$—	$—

Assuming the interest rates that were in place on September 30, 2005 on the above obligations and commitments were to remain fixed over the next five years, interest expense is estimated to be $2.8 million, $1.1 million, and $0 in less than one year, one to three years, and three to five years, respectively.

Recent Accounting Pronouncements

The FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46, in January 2003, and a revised interpretation of FIN 46, FIN 46-R, in December 2003. FIN 46 requires certain variable interest entities to be combined by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, neither the Predecessor nor Aviza has invested in any entities that Aviza believes are variable interest entities for which Aviza is the primary beneficiary. For arrangements entered into prior to February 1, 2003, Aviza was required to adopt the provisions of FIN 46-R in the first quarter of fiscal 2004. FIN 46-R did not have an impact on Aviza’s financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003, except as noted below, and for hedging relationships designated after June 30, 2003. The guidance was to be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues that were effective for fiscal quarters that began prior to June 15, 2003 continue to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 did not have a material effect on Aviza’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after December 15, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have significant impact on Aviza’s financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). The amendments made by SFAS 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of SFAS 151 will be applied prospectively. Aviza’s historical treatment of inventory costs is consistent with SFAS 151, and it therefore does not expect the adoption of SFAS 151 to have an effect on its consolidated financial statements.

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R. SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards issued to employees. Instead, the new standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost must be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period, which is usually the vesting period.

Aviza has not yet quantified the effects of the adoption of SFAS 123R, but we expect that the new standard will result in significant stock-based compensation expense to Aviza. The effects of adopting SFAS 123R will depend on numerous factors, including the valuation model that Aviza chooses to value stock-based awards, the assumed award forfeiture rate, the accounting policies Aviza adopts concerning the method of recognizing the fair value of awards over the requisite service period and the transition method, as described below, that Aviza chooses for adopting SFAS 123R.

SFAS 123R will be effective for Aviza’s fiscal year beginning October 1, 2005 and requires Aviza to use the modified prospective application method. Under this method, SFAS 123R will be applied to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered, such as unvested stock options, that are outstanding as of the date of adoption will be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption will be based on the grant-date fair value for those awards granted after the date of the initial filing of Form S-4 registration statement relating to the Trikon merger, and based on the intrinsic values as previously recorded under APB 25 for awards granted prior to that date.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditioned on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a “conditional asset retirement obligation” if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of a “conditional asset retirement obligation.” FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Aviza does not believe the adoption of this interpretation will have an impact on its results of operations.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Aviza’s exposure to market risk relates to the increase or decrease in the amount of interest it must pay on its outstanding debt instruments, primarily certain borrowings under its revolving line of credit and its mortgage line of credit. Aviza’s revolving line of credit provides up to $40.0 million in available borrowings for working capital requirements and its mortgage line of credit of $12.0 million is secured by a mortgage on Aviza’s land and buildings. As of September 30, 2005, $30.4 million was outstanding under Aviza’s revolving line of credit and $6.7 million was outstanding under Aviza’s mortgage line of credit. Aviza’s revolving line of credit bears interest at the bank’s prime rate plus 0.50%. The interest rate on Aviza’s mortgage line of credit is LIBOR plus a margin of 5.25%. Aviza has entered into interest rate cap agreements with financial institutions to protect against significant interest rate fluctuations.  There is a $10.0 million rate cap of 8.25% on its revolving line of credit and a $7.0 million rate cap of 6.75% on its mortgage line of credit. Aviza does not believe that a hypothetical 10% change in the prime rate would have a significant impact on its interest expense.

Aviza’s Japanese subsidiary has a revolving line of credit under which had no borrowings as of September 30, 2005. This revolving line of credit bears interest at 1.5% per annum.

Foreign Currency Risk

To date, Aviza’s international customer agreements for systems have been denominated primarily in U.S. dollars, and accordingly, Aviza is not exposed to foreign currency exchange rate fluctuations related to system sales in foreign currencies, except in Japan. Aviza’s system sales in Japan are denominated in Japanese Yen, which can result in foreign currency exposure. Aviza had no outstanding system accounts receivable in Japan as of September 30, 2005.

The functional currency for the majority of Aviza’s various operations in Europe and Asia is the local currency. Aviza is thus subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars with respect to its operations in Europe and Asia. Approximately 13% and 25% of Aviza’s expenses were incurred in Europe and Asia where the local currency is the functional currency for fiscal 2005 and fiscal 2004, respectively. Aviza does not believe that a hypothetical change of 10% in any of these foreign currency exchange rates would have a material impact on its consolidated financial position or results of operations.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Aviza Technology, Inc.
Scotts Valley, California

We have audited the accompanying consolidated balance sheets of Aviza Technology, Inc. and subsidiaries (the “Successor” or “Aviza”) as of September 24, 2004 and September 30, 2005, and the related consolidated statements of operations, stockholders’ deficit and comprehensive loss, and cash flows for the period from October 7, 2003 through September 24, 2004 and the fiscal year ended September 30, 2005, and we have also audited the accompanying consolidated statements of operations, stockholders’ deficit and comprehensive loss, and cash flows of the Thermal Division of ASML Holding, N.V. (the “Predecessor,” or together with Aviza, the “Company”) for the period from January 1, 2003 through October 9, 2003.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2005, September 24, 2004, and October 9, 2003 and the results of its operations and its cash flows for the year ended September 30, 2005, and the periods from October 7, 2003 through September 24, 2004 and from January 1, 2003 through October 9, 2003, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements for the Predecessor have been prepared from the separate records maintained by the ASML Thermal Division business and may not necessarily be indicative of the conditions that would have existed or the results of operations if the Predecessor had been operated as an unaffiliated company. Portions of certain income and expenses represent allocations made from home-office items applicable to ASML Holding, N.V.

Deloitte & Touche LLP

San Jose, California

December 23,  2005

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES (SUCCESSOR TO
THE THERMAL DIVISION OF ASML HOLDING, N.V.)

CONSOLIDATED BALANCE SHEETS

(In thousands, except par amounts and number of shares)

	September 24, 2004	September 30, 2005

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,429	$7,437
Accounts receivable, net of allowance of $1,016 and $564, respectively	20,144	23,630
Inventory	27,118	24,253
Prepaid expenses and other current assets	11,009	11,632

Total current assets	67,700	66,952

PROPERTY, PLANT AND EQUIPMENT—net	17,685	19,569

INTANGIBLE ASSETS—net	—	4,000

OTHER ASSETS	517	388

TOTAL	$85,902	$90,909

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Bank borrowings—short term	$21,178	$30,724
Accounts payable	17,736	19,397
Warranty liability	13,533	13,599
Accrued liabilities	10,145	8,814

Total current liabilities	62,592	72,534

Mandatorily redeemable preferred stock, Series B and B1, $100 par value—110,000 shares authorized; 110,000 shares issued and outstanding at September 30, 2005, none at September 24, 2004. (liquidation preference of $11,000)	—	11,000

NOTE PAYABLE—Long term	6,743	6,463

COMMITMENTS AND CONTINGENCIES (Note 10)

PREFERRED STOCK, SERIES A, $0.001 PAR VALUE—10,000,000 shares authorized; 5,226,496 shares issued and outstanding at September 24, 2004 and September 30, 2005 (liquidation preference of $32,650)	32,650	32,650

STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value—17,000,000 shares authorized; 243,206 and 475,065 shares issued and outstanding at September 24, 2004 and and September 30, 2005	1	1
Additional paid in capital	3,702	4,040
Accumulated other comprehensive loss	(130)	(110)
Accumulated deficit	(19,656)	(35,669)

Total stockholders’ deficit	(16,083)	(31,738)

TOTAL	$85,902	$90,909

See notes to consolidated financial statements

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES (SUCCESSOR TO
THE THERMAL DIVISION OF ASML HOLDING, N.V.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and loss per share amounts)

	January 1, 2003 through October 9, 2003	October 7, 2003 through September 24, 2004	Year Ended September 30, 2005
	Predecessor	Aviza	Aviza

NET SALES	$40,942	$77,698	$171,209

COST OF GOODS SOLD	44,744	59,716	144,428

GROSS PROFIT (LOSS)	(3,802)	17,982	26,781

OPERATING EXPENSES:
Research and development costs	22,719	18,311	21,126
Selling, general and administrative costs	10,999	17,353	17,140

Total operating expenses	33,718	35,664	38,266

LOSS FROM OPERATIONS	(37,520)	(17,682)	(11,485)

OTHER INCOME (EXPENSE):
Interest income	20	22	17
Interest expense	—	(1,334)	(4,017)
Other income (expense)—net	(974)	—	11

Total other income (expense)	(954)	(1,312)	(3,989)

LOSS BEFORE INCOME TAXES	(38,474)	(18,994)	(15,474)

INCOME TAXES	568	662	539

NET LOSS	$(39,042)	$(19,656)	$(16,013)

Loss per share:
Basic and diluted	$—	$(96.45)	$(42.22)

Weighted average common shares:
Basic and diluted	—	203,791	379,319

See notes to consolidated financial statements

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES (SUCCESSOR TO

THE THERMAL DIVISION OF ASML HOLDING, N.V.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE LOSS

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Investment in ASML Thermal Division	Accumulated Deficit	Total Net Investment	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount

BALANCE—January 1, 2003		$—	$—	$56,652		$56,652	$—	$—

Net loss				(39,042)		(39,042)		—

Increase in net investment				9,928		9,928		—

Predecessor ending balance, October 9, 2003	—	$—	$—	$27,538	$	$27,538	$—	$—

Beginning balance, October 7, 2003		$—	$—	$—	$—	$—	$—	$—

Warrants Issued to Vantage Partners			3,500					3,500

Common stock issued to non employees for services	243,206	1	202					203

Cumulative translation adjustment							(130)	(130)

Net loss					(19,656)			(19,656)

Total comprehensive loss								(19,786)

BALANCE—September 24, 2004	243,206	1	3,702	—	(19,656)	—	(130)	(16,083)

Common stock issued to non employees for services	9,004	—	10					10

Exercise of employee stock options	222,855	—	231					231

Series B Dividends			97					97

Cumulative translation adjustment							20	20

Net loss					(16,013)			(16,013)

Accumulated comprehensive loss								(15,993)

BALANCE—September 30, 2005	475,065	$1	$4,040	$—	$(35,669)	$—	$(110)	$(31,738)

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES (SUCCESSOR TO
THE THERMAL DIVISION OF ASML HOLDING, N.V.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	January 1, 2003 through October 9, 2003	October 7, 2003 through September 24, 2004	Year Ended Setember 30, 2005
	Predecessor	Aviza

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,042)	$(19,656)	$(16,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,784	1,772	2,317
Amortization	394	986	1,661
Issuance of preferred stock warrants	—	3,500	—
Inventory write-down	6,163	—	—
Write off of equipment	—	—	983
Forgiveness of loan to officer	92	—	—
Provision for allowance for doubtful accounts	(668)	1,016	(452)
Changes in assets and liabilities:
Accounts receivable	17,236	(4,985)	(2,957)
Inventories	8,749	(6,223)	2,721
Prepaid and other assets	65	(11,952)	(2,111)
Accounts payable	(2,001)	11,440	1,337
Warranty liability	(363)	(2,320)	20
Accrued liabilities	(2,960)	1,621	(1,335)

Net cash used in operating activities	(7,551)	(24,801)	(13,829)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of net assets from ASML	—	(24,226)	—
Purchases of property and equipment	(1,017)	(2,100)	(4,846)
Retirements of property and equipment	12	—	—
Purchase of technology license	—	—	(4,000)

Net cash used in investing activities	(1,005)	(26,326)	(8,846)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from credit lines	—	20,926	9,511
Net proceeds from mortgage loan	—	7,000	—
Proceeds from other short term borrowings	—	—	499
Proceeds from the issuance of common stock	—	203	241
Preferred stock dividend earned	—	—	97
Proceeds from the issuance of series A, B and B1 preferred stock	—	32,650	11,000
Payments on mortgage loan	—	—	(257)
Payments on other short term borrowings	—	—	(499)
Bank overdraft	(1,372)	—	—
Funding from parent	9,928	—	—

Net cash provided by financing activities	8,556	60,779	20,592

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	9,652	(2,083)

CASH AND CASH EQUIVALENTS:
Beginning of period	—	—	9,429

Effect of exchange rates on foreign cash balances	—	(223)	91

End of period	$—	$9,429	$7,437

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$347	$2,155
Income taxes paid	$—	$—	$460
Noncash financing activities:
Preferred stock warrants issued in exchange for loan guarantee	$—	$3,500	$—

See notes to consolidated financial statements.

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES (SUCCESSOR TO THE THERMAL DIVISION OF ASML
HOLDING N.V.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                      BACKGROUND AND BASIS OF PRESENTATION

Aviza Technology, Inc. and its subsidiaries (“Aviza” or “Successor”) manufactures large-batch and variable-batch vertical thermal processing systems and atmospheric pressure chemical vapor deposition (APCVD) systems. Aviza was formerly the Thermal Division of ASML Holding, N.V. (“ASML Holding”, “ASML”, or “Predecessor”), a Netherlands corporation. On September 18, 2003, Aviza was incorporated as Thermal Acquisition Corporation, a Delaware corporation, by VantagePoint Venture Partners and its affiliates (“VPVP”) to acquire the Thermal Division business of ASML. On October 10, 2003 (“the acquisition date”), Thermal Acquisition Corporation acquired certain assets and liabilities of the Predecessor and changed its name to Aviza Technology, Inc. (together with the Predecessor, the “Company”), at which time Aviza began to operate independently from ASML. There were no operations of Aviza from September 18, 2003 to October 7, 2003.

For the period from January 1, 2003 through October 9, 2003, the consolidated financial statements reflect the historical results of operations and cash flows of the Predecessor and include allocations of certain ASML expenses, as discussed in Note 15. Beginning October 10, 2003, Aviza’s consolidated financial statements no longer include an allocated portion of ASML’s corporate service and infrastructure costs. However, during fiscal 2004, Aviza did incur amounts payable to ASML under a transition services agreement, under which ASML provided services such as payroll, record keeping and human resources for Aviza’s international locations. The statements of operations and cash flows of the Predecessor for the period from January 1, 2003 through October 9, 2003 are not indicative of operating results of the Company for the entire year or for any future period.

2.                      SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year—The Successor’s year end is the Friday nearest to September 30. This change did not have a significant effect on the consolidated financial statements at September 24, 2004 and for the period then ended. As such, the period from January 1, 2003 through October 9, 2003 had 40 weeks and 2 days, and the period from October 7, 2003 through September 24, 2004 had 50 weeks and 5 days and the period from September 25, 2004 through September 30, 2005 had 53 weeks.

Use of Estimates in the Preparation of Consolidated Financial Statements—The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Cash Equivalents—The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. Ongoing credit evaluations of customers’ financial condition are performed and the amount of credit is limited when deemed necessary. One customer accounted for 13% and 21% of accounts receivable at September 24, 2004 and September 30, 2005.  Two different customers accounted for 16% and 13% of accounts receivable at September 24, 2004. Two different customers accounted for 14% and 23% of accounts receivable at September 30, 2005, respectively.

Fair Value of Financial Instruments—Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to their short maturities. The fair value of Aviza’s debt at September 30, 2005 approximated book value.

Common and Preferred Shares—The share and per share amounts for all Aviza common and series A preferred stock have been adjusted to give retroactive effect to the 1.0 to .90043 per share exchange ratio which occurred in connection with the merger transaction with Trikon in December 2005 (see Note 19). The series B and B-1 preferred stock were not exchanged in the merger transaction and, accordingly, the related share and per share amounts have not been adjusted.

Revenue Recognition—The Company recognizes revenue when (1) persuasive evidence of an arrangement exits, (2) delivery has occurred or services have been rendered, (3) the price is substantially fixed or determinable, and (4) collectibility is reasonably assured.

In January 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Predecessor adopted EITF Issue No. 00-21 on July 1, 2003. This issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables. This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting.

For purposes of revenue recognition, the Company classifies its products into two categories, “proven technology” and “new technology”. Proven technology systems are those systems where the Company has a history of successful installations within a reasonable timeframe of delivery and the costs to complete installation do not vary materially from one instance to another. New technology systems are those systems which the Company cannot demonstrate that it can meet the provisions of customer acceptance at the time of shipment.

The Company typically sells equipment and installation services as a bundled arrangement. The fair value of installation is determined as the price the Company charges for similar installation services provided to its customers outside of the warranty provisions. Upon shipment of its proven technology, the Company records revenue at the lesser of the residual amount of the equipment or the noncontingent amount. The remaining contractual revenue is recorded upon successful installation of the product.

Cost of the equipment is recorded upon shipment. To the extent a loss is calculated on shipment due to the foregoing deferral of revenue, a portion of the cost is also deferred to reflect zero gross profit at the time of shipment. The residual revenue, deferred costs and installation costs are recorded upon successful installation of the product.

Revenue on new technology is deferred until installation and acceptance at the customer’s premises is completed, as the Company can not demonstrate that it can meet the provisions of customer acceptance  at the time of shipment under Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition.  Cost of the equipment relating to new technology is also recorded upon customer acceptance.

In the first quarter of fiscal 2005, the Company changed the status of its RVP-300 and ALD products from new technology to proven technology due to its history of customer acceptance of these products. As a result of this change in status, the Company recorded $29.3 million of sales relating to these products that were shipped prior to fiscal 2005 and for which revenue had been previously deferred.

Prior to the adoption of EITF Issue No. 00-21, the Predecessor deferred the fair value of installation for proven technology until successful installation, and recorded the residual amount upon shipment of the product per SAB No. 101, Revenue Recognition. There was no change upon the adoption of EITF Issue No. 00-21 by the Predecessor for accounting for new technology.

Revenue from services is recognized as performed. Revenue from prepaid service contracts is recognized ratably over the life of the contract. Revenue from spare parts is recorded upon shipment.

Warranty—The Company accrues for the estimated cost of the warranty on its systems, which includes the cost of the labor and parts necessary to repair systems during the warranty period. The amounts recorded in the warranty accrual are estimated based on actual historical expenses incurred and on estimated probable future expenses related to current sales. The warranty accrual is spread over the warranty period on a straight-line basis. Systems typically have warranty periods ranging from one to three years. The components of the warranty accrual are as follows (in thousands):

	Period Ended		Year Ended September 30, 2005
	October 9, 2003	September 24, 2004
	Predecessor	Aviza

Beginning warranty accrual	$16,027	$15,664	$13,533
Additional accruals charged to cost of sales	1,814	5,751	7,595
Warranty costs incurred	(2,177)	(7,351)	(7,529)
Other	—	(531)	—

Ending warranty accrual	$15,664	$13,533	$13,599

Guarantees—In addition to product warranties, the Company, from time to time, in the normal course of business, indemnifies certain customers against third party claims that the Company’s products, when used for their intended purposes, infringe the intellectual property rights of such third party or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and no liabilities have been recorded for these obligations on the balance sheet at September 24, 2004 and September 30, 2005, respectively.

Research and Development Costs—Costs relating to research and development are charged to operating expense as incurred.

Advertising Expenses — Costs relating to advertising are charged to operating expenses as incurred. The Company incurred $0, $269,000 and $4,000 for the periods from January 1, 2003 through October 9, 2003 and October 7, 2003 through September 24, 2004, and the fiscal year ended September 30, 2005, respectively.

Inventories—Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes production labor, raw materials and manufacturing overhead.

Property, Plant and Equipment—Property, plant and equipment are recorded at cost and are depreciated over average periods of 25 years for buildings and improvements, 5 to 10 years for machinery and equipment, and 3 to 15 years for office furnishings, fixtures, vehicles and land improvements utilizing the straight-line method.

Impairment of Long Lived Assets—The Company evaluates its long-lived assets for indicators of possible impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or discounted estimates of future cash flows. The Company has not identified any such impairment losses to date.

Goodwill and Intangible Assets—Goodwill is not amortized and is reviewed at least annually for impairment. The Company had no goodwill on its balance sheet at September 24, 2004 or September 30, 2005, The Company evaluates other intangibles for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of the asset may not be recoverable

Foreign Currency — The majority of the Company’s foreign operations have the local currency as the functional currency. For foreign operations with the local currency as the functional currency, local currency denominated assets and liabilities are translated at the year-end exchange rates and revenue, costs and expenses are translated at the average exchange rates during the year. Gains or losses resulting from foreign currency translation are included as a component of other comprehensive loss in the consolidated balance sheet. For foreign operations where the US dollar is the functional currency, foreign currency denominated assets and liabilities are re-measured at the year-end exchange rate except for inventories, prepaid expenses and fixed assets, which are re-measured at the historical exchange rates. Foreign currency denominated revenue, costs and expenses are recorded at the average exchange rates during the year, except for costs and expenses related to items such as inventories and fixed assets, which are re-measured using historical exchange rates. Gains or losses resulting from foreign currency re-measurement are included in operating expenses in the consolidated statements of operations.

Net foreign currency gains (losses) included in operating expenses were $0, $(524,000), $(302,000) for the periods from January 1, 2003 through October 9, 2003 and October 7, 2003 through September 24, 2004, and the fiscal year ended September 30, 2005, respectively.

Stock-Based Compensation— The Company accounts for stock-based compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The following table illustrates the proforma effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Period Ended		Year Ended September 30, 2005
	October 9, 2003	September 24, 2004
	Predecessor	Aviza

Net loss	$(39,042)	$(19,656)	$(16,013)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(47)	(32)	(113)

Adjusted net loss	$(39,089)	$(19,688)	$(16,126)

Loss per share
Basic and diluted-as reported		$(96.45)	$(42.22)
Basic and diluted-pro forma		$(96.61)	$(42.51)

The estimated weighted average fair value of options granted during the periods ended October 9, 2003 and September 24, 2004 and the fiscal year ended September 30, 2005 was $8.22, $0.13 and $0.33, respectively, on the date of grant using the Black-Scholes option-pricing model, with the following assumptions in the periods ended October 9, 2003 and September 24, 2004 and the fiscal year ended September 30, 2005, respectively: no dividend yield, volatility of  85.2%, 0.0%, and 70.0%, risk-free interest rate of 3.60%, 3.40%, and 4.01% and an expected life after the vesting date of two years in 2003 and five years in 2004 and 2005. Forfeitures are recognized as they occur.

Significant Risks and Uncertainties—The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on Aviza’s future financial position, results of operations or cash flows: advances and trends in new technologies and industry standards; competitive pressures in the form of new products or price reductions on current products; changes in product mix; changes in the overall demand for products offered by the Company; changes in third-party manufacturers; changes in key suppliers; changes in certain strategic relationships or customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; fluctuations in foreign currency exchange rates; risk associated with changes in domestic and international economic and/or political regulations; availability of necessary components or subassemblies; disruption of manufacturing facilities; and Aviza’s ability to attract and retain employees necessary to support its growth.

Recent Accounting Pronouncements—The FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, in January 2003, and a revised interpretation of FIN 46 (“FIN 46-R”) in December 2003. FIN 46 requires certain variable interest entities (“VIEs”) to be combined by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. The Company was required to adopt the provisions of FIN 46-R in the first quarter of fiscal 2004. The adoption of FIN 46-R did not have an impact on the financial position, results of operations or cash flows of the Company.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003, except as noted below, and for hedging relationships designated after June 30, 2003. The guidance was to be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133, Implementation Issues, that were effective for fiscal quarters that began prior to June 15, 2003 continue to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 did not have a material effect on the Predecessor’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in the statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after December 15, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have significant impact on Aviza’s financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). The amendments made by SFAS 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of SPAS 151 will be applied prospectively. Aviza’s historical treatment of inventory costs is consistent with SFAS 151, and it therefore does not expect the adoption of SFAS 151 to have an effect on its consolidated financial statements.

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R.  SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards issued to employees.  Instead, the new standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost must be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period, which is usually the vesting period.

The Company has not yet quantified the effects of the adoption of SFAS 123R, but it expects that the new standard will result in significant stock-based compensation expense to the Company.  The effects of adopting SFAS 123R will depend on numerous factors, including the valuation model that the Company chooses to value stock-based awards, the assumed award forfeiture rate, the accounting policies the Company adopts concerning the method of recognizing the fair value of awards over the requisite service period and the transition method, as described below, that the Company chooses for adopting SFAS 123R.

SFAS 123R will be effective for the Company’s fiscal quarter beginning October 1, 2005 and requires the Company to use the modified prospective application method.  Under this method, SFAS 123R will be applied to new awards and to awards modified, repurchased or cancelled after the effective date.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered, such as unvested stock options, that are outstanding as of the date of adoption will be recognized as the remaining requisite services are rendered.  The compensation cost relating to unvested awards at the date of adoption will be based on the grant-date fair value for those awards granted after the date of the Company’s initial filing of a Form S-4 registration statement relating to the Trikon merger as discussed in Note 19, and based on the intrinsic values as previously recorded under APB 25 for awards granted prior to that date.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditioned on a future event that may/or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a “conditional asset retirement obligation” if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of a “conditional asset retirement obligation.” FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Aviza does not believe the adoption of this interpretation will have an impact on its results of operations.

3.                      BUSINESS COMBINATION

As described in Note 1 above, effective October 10, 2003 Aviza acquired the assets, liabilities and business operations of the Thermal Division of ASML for cash consideration of $22,500,000, in addition to assuming liabilities of $30,497,000. Aviza incurred $1,726,000 in costs directly attributable to the acquisition. In accordance with the provisions of SFAS No. 141, Business Combinations, the acquisition was accounted for by the purchase method. Aviza completed a valuation of the acquired assets. Acquired assets and liabilities were recorded at their estimated fair values at the date of acquisition and the aggregate of purchase price paid, fair value of liabilities assumed and costs directly attributable to completion of the transaction have been allocated to the assets and liabilities acquired. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at October 10, 2003, the date of acquisition (in thousands):

Current assets	$37,364
Property, plant and equipment	21,313

Total assets acquired	58,677

Current liabilities assumed	30,497
Negative goodwill	3,954

Total	34,451

Net assets acquired	$24,226

The excess of fair value over the acquisition cost (negative goodwill) was recorded as a reduction of property, plant and equipment.

4.                      INVENTORY

Inventories consist of the following (in thousands):

	September 24, 2004	September 30, 2005

Raw materials	$15,575	$14,149
Work in progress	11,543	10,104

Total inventory	$27,118	$24,253

5.       PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	September 24, 2004	September 30, 2005

Debt issuance costs (Note 8)	$3,551	$2,079
Deferred installation costs (Note 2)	5,167	3,685
Acquisition costs	—	4,112
Other	2,291	1,756

Total prepaid expenses and other current assets	$11,009	$11,632

Acquisition costs represent costs incurred in connection with the Trikon merger which will be included in the purchase price upon closing of the merger.

6.                      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	September 24, 2004	September 30, 2005

Land	$1,839	$1,839
Buildings and improvements	10,786	11,330
Machinery and equipment	5,177	6,677
Office furnishings, fixtures and equipment	1,203	1,420
Construction in process	452	2,213

Total	19,457	23,479
Accumulated depreciation	(1,772)	(3,910)

Net property, plant and equipment	$17,685	$19,569

Depreciation expense has been included in the statements of operations as follows (in thousands):

	September 24, 2004	September 30, 2005

Cost of goods sold	$756	$658
Operating expenses	1,016	1,659

Total depreciation expense for the period	$1,772	$2,317

7.                      INTANGIBLE ASSETS

On March 14, 2005, the Company entered into a joint development agreement with Trikon Technologies, Inc. related to the development of control software to be used in certain Aviza products. As part of the agreement, the Company agreed to pay a $4,000,000 license fee in addition to royalties based on sales of the licensed product. The license has an estimated ten-year life.

Intangible assets are recorded at cost, net of accumulated amortization and are amortized over their estimated useful lives using the straight-line method. Intangible assets at September 24, 2004 and September 30, 2005 consist of (in thousands):

	September 24, 2004	September 30, 2005

Purchased technology:
Gross carrying amount	$—	$4,000
Accumulated amortization	—	—

Net intangible asset	$—	$4,000

Amortization for the period ended October 9, 2003 was $394,000. The balance of intangible assets at October 9, 2003 was determined to have no value at October 10, 2003 (date of acquisition) and, therefore, no intangible assets were recorded in connection with the acquisition of the Predecessor.

Amortization of the one-time license fee is expected to be $400,000 per year over the ten-year life of the asset.

8.                      BORROWING FACILITIES

Bank borrowings consist of the following (in thousands):

	September 24, 2004	September 30, 2005

Revolving line of credit	$20,921	$30,444
Note payable-mortgage	7,000	6,743

Total	27,921	37,187
Less: current portion	21,178	30,724

Long-term portion	$6,743	$6,463

Revolving Line of Credit— During fiscal 2004, Aviza entered into a line of credit agreement, under which it may borrow up to $40,000,000. $20,000,000 of the line is secured by first priority liens on all of Aviza’s existing and future acquired assets, the remaining portion of the line is guaranteed by its majority shareholders, VPVP. The facility has a stated maturity of August 11, 2007. On September 26, 2005, the Company amended its credit agreement at which time the interest rate increased to the bank’s prime rate plus 0.50%. The borrowings under the line of credit accrue interest at the bank’s prime rate plus 0.50%, which is payable monthly. The terms of the line of credit agreement prohibit Aviza from paying cash dividends on its common stock. Under the terms of the agreement, Aviza is required to meet certain financial operating covenants. At September 30, 2005, Aviza was in violation of these covenants. Based on VPVP’s guarantee that it would not require reimbursement from the Company prior to September 30, 2006 should VPVP be required to make any payment under the guarantee, as of December 1, 2005, the bank waived Aviza’s non-compliance under the agreement at September 30, 2005.

A subsidiary of the Company has a revolving line of credit for 200,000,000 Japanese Yen (approximately $1,807,000 at the exchange rate on September 30, 2005) under which there were no borrowings at September 30, 2005. The credit line bears interest at 1.5% per annum.

Notes Payable

Mortgage—Aviza’s note payable-mortgage is secured by a mortgage on Aviza’s land and buildings and matures on September 30, 2007. The debt carries interest calculated as the sum of LIBOR rates plus a margin of 5.25% and is repayable in monthly principal installments of $23,333 plus interest. The effective interest rate at September 24, 2004 and September 30, 2005 was 7.125% and 9.000%, respectively.

Under the provisions of the revolving line of credit and the mortgage note payable, Aviza is required to maintain interest rate protection on a portion of its indebtedness. To satisfy this obligation, in August 2004 and September 2004, Aviza entered into interest rate cap agreements with financial institutions for a total notional amount of $17,000,000, expiring on October 10, 2006 and August 6, 2007, respectively. Under the revolving line of credit agreement, Aviza continues to pay interest at the bank’s prime rate plus 0.50% (7.25% at September 30, 2005); however, the maximum rate is set at 8.25%. Under the note payable, Aviza continues to pay interest at LIBOR rates plus a margin of 5.25%; however, the maximum rate for the LIBOR component is 6.75%. Any changes in the fair value of the interest rate caps is charged to or credited to interest expense. At September 24, 2004 and September 30, 2005, the fair value of the interest rate caps was $32,000 and $14,000, respectively.

The Company’s debt maturities are as follows (in thousands):

Fiscal Years Ending
September 30, 2006	$30,724

September 29, 2007	280

September 28, 2008	6,183

Total	$37,187

The unamortized costs relating to the issuance of debt and warrants (see Note 13) is recorded as prepaid expenses and other current assets of $3,551,000 and $2,079,000 and other assets of $267,000 and $131,000 at September 24, 2004 and September 30, 2005, respectively. An aggregate fee of $1,147,000 was paid to lenders for the revolving line of credit and the property mortgage. These fees will be charged to interest expense over the life of each loan. The amount allocated to the debt associated with the warrants, as determined using the Black-Scholes option valuation method, was $3.5 million. This amount will be charged to interest expense through December 2006, which is the life of the related loan.

During the period ended September 24, 2004 and the fiscal year ended September 30, 2005, Aviza recorded $862,000 and $1,614,000 of expense related to amortization of the debt issuance and warrant costs, which is recorded in interest expense. Estimated future amortization of these charges consists of the following (in thousands):

Fiscal Years Ending
September 30, 2006	$1,600

September 29, 2007	596

Total	$2,196

9.     ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	September 24, 2004	September 30, 2005

Accrued payroll and payroll taxes	$3,449	$2,766
Deferred revenue	1,378	545
Other accruals	5,318	5,503

Total	$10,145	$8,814

10.               COMMITMENTS AND CONTINGENCIES

The Company’s Scotts Valley location is a federal Superfund site. Chlorinated solvent and other contamination was identified at the site in the early 1980’s, and by the late 1980’s Watkins Johnson Corporation (“WJ”) (a previous owner of the Company) had installed a groundwater extraction and treatment system. In 1991, WJ entered into a consent decree with the United States Environmental Protection Agency providing for remediation of the site. In July 1999, WJ signed a remediation agreement with an environmental consulting firm, ARCADIS Geraghty and Miller (“ARCADIS”). Pursuant to this remediation agreement, WJ paid approximately $3 million in exchange for which ARCADIS agreed to perform the work necessary to assure satisfactory completion of WJ’s obligation under the consent decree. The agreement also includes a cost overrun guaranty from ARCADIS up to a total project cost of $15 million. In addition, the agreement included procurement of a ten-year, claims-made insurance policy to cover overruns of up to $10 million from American International Specialty (“AIS”), along with a ten-year, claims made $10 million policy to cover unknown pollution conditions at the site.

Failure of WJ, ARCADIS, or AIS to fulfill their obligations may subject the Company to substantial fines, and the Company could be forced to suspend production, alter manufacturing processes or cease business operations, any of which could have a material negative effect on the sales, income and business operations

Management believes that the likelihood of the failure of WJ, ARCADIS or AIS is remote and that any remaining or uninsured environmental liabilities will not have a material effect on the Company’s results of operations or financial position.

During the periods ended October 9, 2003 and September 24, 2004 and the fiscal year ended September 30, 2005, $470,000, $106,000 and $29,000 respectively were recorded as charges to cost of goods sold as a result of losses on cancelled purchase commitments.

Aviza is the lessee under several operating leases primarily for office, equipment rentals and research space. Future minimum rental payments under such operating leases that have noncancelable terms are as follows (in thousands):

Fiscal Periods Ending
September 29, 2006	$946
September 28, 2007	627
September 26, 2008	378
September 28, 2009	36

Total	$1,987

Rent expense for the periods ended October 9, 2003 and September 24, 2004 and September 30, 2005 was $153,000, $1,466,000, and $1,883,000, respectively.

11.               MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

Aviza sold 20,000 shares of Series B and 90,000 shares of Series B-1 preferred stock for $100.00 per share on March 11, 2005 and September 27, 2005, respectively.

Significant terms of the redeemable convertible preferred stock (“Series B and B-1 Preferred Stock”) are as follows:

•                         The Purchasers were VantagePoint Venture Partners IV(Q), L.P., VantagePoint Venture Partners IV, L.P., VantagePoint Venture Partners IV Principals Fund, L.P. and Jerauld J. Cutini. (only with respect to the Series B Preferred Stock).

•                         The shares are redeemable at any time. Aviza may, by written notice to the holders of the Series B and B-1 Preferred Stock, provided that funds are legally available to do so, redeem in whole or in part the then outstanding shares of Series B and B-1 Preferred Stock by paying cash therefor a sum per share equal to the original issuance price (as adjusted for any stock dividends, combinations or splits with respect to such shares) plus all accrued but unpaid dividends on such shares. The Company will redeem, from any source of funds legally available therefor, the Series B and B-1 Preferred Stock on the second anniversary of the original issuance date of each series.

•                         Each share of Series B and B-1 Preferred Stock is convertible at the option of the holder into any new securities that the Company or any controlling parent corporation of the Company may sell after the original issuance date on the date that such new securities are issued. For purpose of any such conversion, each share of Series B and B-1 Preferred Stock is valued at the Series B and B-1 Preferred Stock redemption price as of the date of such conversion.

•                         The holders of shares of Series B and B-1 Preferred Stock have no voting rights, except as required by law.

•                         The holders of shares of Series B and B-1 Preferred Stock are entitled to receive dividends, out of any assets legally available therefor, prior and in preference to any declaration or payment of any dividend (payable other than in common stock) to any other class or series of stock of the Company, at the rate of 8% of the original issue price per annum on a cumulative basis on each outstanding share of Series B and B-1 Preferred Stock commencing on the original issuance date of each series, which dividends compound on an annual basis. Such dividends are payable in full upon the earliest to occur of (i) the date of any redemption of the Series B and B-1 Preferred Stock or (ii) immediately upon the closing of a firmly underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended.

•                         In the event of any liquidation, the holders of shares of Series B and B-1 Preferred Stock are entitled to receive, prior and in preference to any distribution of any of the assets of Aviza to the holders of any other capital stock, an amount equal to the original issue price (adjusted for stock dividends, combinations, and splits) plus all accrued but unpaid dividends on the Series B and B-1 Preferred Stock for each share of Series B and B-1 Preferred Stock held by them immediately prior to such liquidation. If upon liquidation, the assets of Aviza are insufficient to make payment in full to all holders of Series B and B-1 Preferred Stock, then such assets shall be distributed among the holders of Series B and B-1 Preferred Stock then outstanding, ratably in proportion to the full amounts due to them.

12.               REDEEMABLE CONVERTIBLE PREFERRED STOCK

October 7, 2003, Aviza sold 5,226,496 shares of Series A preferred stock for $6.25 per share.

Significant terms of the redeemable convertible preferred stock (“Series A Preferred Stock”) are as follows:

•                         The shares are redeemable at any time on or after October 1, 2008, but within 30 days after the receipt by Aviza of a written request from the holders of not less than a majority of the then outstanding shares of Series A Preferred Stock that all or some of the shares be redeemed.

•                         Each share of Series A Preferred Stock is convertible at the option of the holder at any time and from time to time into such number of fully paid and non-assessable shares of common stock at a conversion ratio determined by dividing the original issue price by the conversion price in effect at the time of conversion. The initial conversion price is adjusted in the event of additional issuance of stock below original issue price of Series A Preferred Stock, stock splits and reverse splits. Each share of Series A Preferred Stock is automatically converted at the then effective conversion rate immediately prior to the closing of a firm commitment underwritten public offering or upon the written consent of holders of at least two-thirds of the then outstanding shares of Series A Preferred Stock.

•                         The holders of each share of Series A Preferred Stock have the right to one vote for each share of the common stock into which such share of Series A Preferred Sock could then be converted and have the full voting rights and powers equal to the voting rights and powers of the holders of common stock.

•                         When and if declared by the Board of Directors, holders of Series A Preferred Stock are entitled to receive dividends at the rate of 6% of the original issue price per annum, on a noncumulative basis, before any dividends to common stockholders. At the election of each shareholder, the dividend may be in the form of shares of Series A Preferred Stock or in cash.

•                         In the event of the liquidation of Aviza, Series A Preferred stockholders are entitled to receive an amount equal to the greater of (i) the original issue price plus all accrued but unpaid dividends on such shares or (ii) such amount as would have been payable in respect of the shares of common stock issuable upon conversion of such shares.

•                         In the event of the liquidation of Aviza, each holder of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of Aviza to the holders of common stock, an amount equal to the original price (adjusted for stock dividends, combinations, and splits) plus all accrued but unpaid dividends on the Series A Preferred Stock for each share of Series A Preferred Stock held by them immediately prior to such liquidation. If upon liquidation, the assets of Aviza are insufficient to make payment in full to all holders of Series A Preferred Stock, then such assets are distributed among the holders of Series A Preferred Stock then outstanding, ratably in proportion to the full amounts due to them.

13.               STOCKHOLDERS’ DEFICIT

Common Stock—At September 30, 2005, Aviza had the following preferred and common stock allocated to the following:

Preferred stock warrants	3,201,568
Stock options outstanding and available for future grant	1,578,006

Stock Options—Under Aviza’s stock option plan, Aviza may grant options to purchase up to 1,800,860 shares of common stock to employees, directors and consultants at prices not less than the fair market value on the date of grant for incentive stock options and not less than 85% of fair market value on the date of grant for non-statutory stock options. These options generally vest over four years and generally expire ten years from the date of grant. Details of activity under the option plan is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding—October 7, 2003	—	$—

Granted	1,585,657	0.83
Exercised	—	—
Canceled	(367,375)	0.83

Outstanding—September 24, 2004	1,218,282	0.83

Granted	601,937	1.23
Exercised	(222,854)	1.04
Canceled	(42,921)	0.92

Outstanding—September 30, 2005	1,554,444	$0.95

Additional information regarding options outstanding as of September 30, 2005 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.83 - $1.06	1,500,418	8.6	$0.88	577,016	$0.86
$3.00	54,026	9.8	$3.00	—	$—

At September 30, 2005, Aviza had 23,562 shares available for future grants under the option plan.

Additional Stock Plan Information—As discussed in Note 2, the Company accounts for its stock-based awards using the intrinsic value method in accordance with APB No. 25 and its related interpretations. SFAS No. 123 requires the disclosure of a pro forma net loss had the Company adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though these models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The Company’s calculations were made using the minimum value method with the following weighted average assumptions:

Expected life (in years)	5
Interest rate	4.01%
Volatility	70%
Dividend yield	0

Warrants— In conjunction with the loan guarantee issued by Aviza’s majority stockholder related to Aviza’s line of credit arrangement, Aviza granted warrants to purchase an aggregate of $20,000,000 of Series A preferred stock at a price of $6.25 per share. The warrants expire five years from date of issue. Warrants for 1,600,784 shares of series A preferred stock expire on December 16, 2008 and warrants for 1,600,784 shares of series A preferred stock expire on March 6, 2009. Prior to the expiration date and to the extent not already exercised, the warrants shall automatically convert pursuant to the net issue exercise provisions of the warrant agreements, immediately prior to the closing of Aviza’s initial public offering of its common stock or the sale of all or substantially all of the assets of Aviza, or a merger or consolidation of Aviza in which in excess of 50% of the voting power of Aviza is transferred to persons who were not stockholders of Aviza immediately prior to such transaction.

The warrants provide that the holders, in lieu of exercising the warrants for cash, may elect to receive shares equal to the value of the warrants. The conversion price is based on a formula of the warrant exercise price to the fair market value of Aviza’s common stock at the date of the net issue exercise. Aviza allocated approximately $3,500,000 of the line of credit to the warrant (see Note 8) and is amortizing the amount to interest expense over the three-year term of the debt.

14.               INCOME TAXES

The components of loss before income taxes are as follows (in thousands):

	Period Ended		Year Ended September 30, 2005
	October 9, 2003	September 24, 2004
	Predecessor	Aviza	Aviza

Domestic	$(40,231)	$(17,367)	$(12,865)
Foreign	1,757	(1,627)	(2,609)
Loss before income
Taxes	$(38,474)	$(18,994)	$(15,474)

The Company’s provision for income taxes consists of the following (in thousands):

	Period Ended		Year Ended September 30, 2005
	October 9, 2003	September 24, 2004
	Predecessor	Aviza	Aviza

Current income taxes:
Federal/state	$—	$3	$12
Foreign	568	659	527
Total current income taxes	568	662	539

Deferred income taxes:
Federal/state	—	—	—
Foreign	—	—	—
Provision for income taxes	$568	$662	$539

Significant components of the Company’s deferred tax assets consist of the following (in thousands):

	Period Ended		Year Ended September 30, 2005
	October 9, 2003	September 24, 2004
	Predecessor	Aviza	Aviza

Deferred tax assets—current:
Capitalized inventory costs	$199	$136	$433
Reserves and accruals not currently deductible	24,859	4,035	6,639

Total gross deferred tax assets—current	25,058	4,171	7,072

Deferred tax assets—non-current:
Fixed assets	2,111	15	—
Capitalized technology	322	—	—
Net operating loss and tax credit carry forwards	54,247	3,619	5,122
Total gross deferred tax assets—non-current	56,680	3,634	5,122

Deferred tax liabilities—non-current:
Fixed assets	—	(759)	(300)
Other	—	—	(3)
Goodwill amortization	—	(31)	(31)
Total gross deferred tax liabilities—non-current	—	(790)	(334)

Total net deferred tax assets	81,738	7,015	11,860

Valuation allowance	(81,738)	(7,015)	(11,860)

Total net deferred tax assets	$—	$—	$—

A reconciliation between the tax provision computed at the statutory income tax rate of 35% and the Company’s actual effective income tax provision is as follows (in thousands):

	Period Ended		Year Ended September 30, 2005
	October 9, 2003	September 24, 2004
	Predecessor	Aviza	Aviza

Tax provision at statutory rate of 35%	$(13,465)	$(6,648)	$(5,416)
State income taxes	(1,924)	(921)	(534)
Research and development credits	(86)	(255)	(406)
Permanent differences	—	63	98
Foreign rate difference	(135)	204	548
Goodwill	—	—	—
Other	40	—	98
Increased valuation allowance	16,138	8,219	6,151

Provision for income taxes	$568	$662	$539

Undistributed earnings of the Company’s foreign subsidiaries of approximately $0.5 million at September 30, 2005, are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

The Predecessor was acquired by Aviza Technology, Inc. on October 10, 2003. Net operating loss carry forwards and other deferred tax assets and liabilities that did not carryover have not been recognized by Aviza. Aviza did not acquire the deferred tax assets of ASML. As such, Aviza’s deferred tax assets, deferred tax liabilities and valuation allowance as of September 30, 2005 were, therefore, entirely generated since the date of acquisition.

Due to the uncertainty surrounding the realization of the tax attributes in tax returns, the Company has placed a full valuation allowance against its otherwise recognizable deferred tax assets.

At September 30, 2005, Aviza has approximately $7,842,000 of federal, $6,724,000 of state, and $3,579,000 of foreign net operating loss, or NOL, carry forwards to reduce future taxable income. Aviza also has research and development tax credit carry forwards of approximately $508,000 and $468,000 for federal and state income tax purposes, respectively. The NOL and credit carry forwards expire in 2014 to 2025.

Aviza’s ability to use its federal and state net operating loss carry forwards and federal and state credit carry forwards to reduce future taxable income and future taxes, respectively, may be subject to restrictions attributable to equity transactions that may have resulted in a change of ownership as defined by the Internal Revenue Code Section 382. In the event Aviza has such a change in ownership, utilization of these carry forwards could be severely restricted and could result in significant amounts of these carry forwards expiring prior to benefiting Aviza.

15.               RELATED PARTY TRANSACTIONS

As discussed in Note 1, the consolidated statements of operations of comparative periods include allocations of certain expenses for services provided by ASML Holding, N.V. and its subsidiaries in support of the Predecessor (sales support, field service, management, finance and administrative support). Such allocations were based upon various factors such as headcount or sales depending on the expense type. Company management believes the cost allocation methods used were reasonable. Allocated expenses included in the Predecessor’s operating expenses were approximately $1,789,000 the period from January 1, 2003 through October 9, 2003, respectively. These expenses were associated with the following (in thousands):

Period from January 1, 2003 through October 9, 2003

Sales support	$178
Field service	7
Management services	45
Finance and administrative support	1,559

Total	$1,789

On October 10, 2003, Aviza entered into a transition services agreement with ASML to receive certain services until Aviza established its own systems and developed its own processing capabilities. Under the terms of this agreement, Aviza received payroll services, employee benefit services, accounting services and certain other services related to Aviza’s international operations. Aviza was also required to render certain services to ASML to support information technology systems. The parties committed to provide the agreed support services over a period of three to five months, all of which expired in January 2004. The fee for providing such services was negotiated by Aviza with ASML and is not considered material.

For more information on related party transactions, see Notes 11 and 12.

16.               SEGMENT, GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

Aviza’s business consists of multiple products and services which operate in multiple operational segments that are aggregated into one reportable segment due to similar economic characteristics and 1) the nature of the products and services being the same, 2) the nature of the production processes being the same, 3) the type or class of customer being similar, and 4) the distribution process for products and services being similar. All products and services are marketed within the geographic regions in which the Company operates.

The Company operates in three geographical regions: Asia Pacific, Europe and the United States. For geographical reporting, revenues are attributed to the geographical locations in which the customers’ facilities are located while long-lived assets are attributed to the geographic location in which they are located. The following details Company sales and long-lived assets by geographical region:

	Period Ended		Year Ended September 30, 2005
	October 9, 2003	September 24, 2004
	Predecessor	Aviza	Aviza

Net sales (in thousands):
Asia Pacific	$21,772	$35,632	$112,192
Europe	6,021	27,609	36,991
United States	13,149	14,457	22,026

Total net sales	$40,942	$77,698	$171,209

	September 24, 2004	September 30, 2005

Long-lived assets (in thousands):
Asia Pacific	$446	$300
Europe	262	162
United States	16,977	19,107

Total long-lived assets	$17,685	$19,569

One customer represented 12% of net sales for the period ended October 9, 2003. During the period ended September 24, 2004, one customer accounted for approximately 16% of total net sales. During the period ended September 30, 2005, three customers accounted for 43%, 15% and 11% of total net sales, respectively.

17.               401(k) PLAN

The Company maintains a 401(k)-retirement savings plan for its full-time employees in North America. For the periods ended September 24, 2004 and October 9, 2003 and the fiscal year ended September 30, 2005, each participant in the plan may elect to contribute from 1% to 25% of his or her annual salary to the plan, subject to statutory limitations. In 2003, ASML made matching employee contributions in cash to the plan at the rate of 50% of the first 6% of salary contributed. Employees participating in the ASML 401(k)-retirement savings plan vest the matching contributions ratably over five years and investments are directed by participants. ASML made matching contributions of approximately $349,000 in the period ended October 9, 2003, respectively.

Effective October 10, 2003, Aviza does not match employee contributions.

18.  LOSS PER SHARE

Basic loss per share has been computed based upon the weighted average number of common shares outstanding for the periods presented. For diluted loss per share, shares used in the per share computation include weighted average common and potentially dilutive shares outstanding. Potentially dilutive shares consist of the Company’s Series A and Series B and B-1 preferred stock exercisable into 5.2 million and 110,000 (assuming a one-for-one exchange ratio) shares of common stock, respectively, and shares issuable upon the assumed exercise of dilutive stock options. There were no dilutive stock options during the periods ended October 9, 2003, September 24, 2004 and the fiscal year ended September 30, 2005. Because the Company recorded a net loss during the periods ended October 9, 2003, September 24, 2004 and the fiscal year ended September 30, 2005, the calculation of diluted loss per share excludes potentially dilutive common shares as they were anti-dilutive and would have reduced the loss per share. The following details the calculation of net loss per share for the periods presented (in thousands except share and per share data):

	October 7, 2003 through September 24, 2004	Year Ended September 30, 2005

Numerator:
Net loss	$(19,656)	$(16,013)

Denominator:
Weighted average shares, basic	203,791	379,319
Dilutive effect of options and preferred stock.	—	—
Total diluted	$203,791	$379,319
Basic and diluted net loss per share	$(96.45)	$(42.22)

19.               TRANSACTIONS WITH TRIKON TECHNOLOGIES AND SUBSEQUENT EVENTS

On March 14, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Trikon Technologies, Inc. (“Trikon”), a publicly traded company and global supplier of PVD, CVD and Etch systems. Under the terms of the Merger Agreement, a wholly owned subsidiary of New Athletics, Inc., a newly formed Delaware corporation, will merge with and into Aviza, and a wholly owned subsidiary of New Athletics will merge with and into Trikon. Upon consummation of the merger transaction, Aviza and Trikon will each continue as wholly owned subsidiaries of New Athletics, Inc.

As part of the merger transaction, the stockholders’ agreement of New Athletics, Inc. requires that VPVP guarantee the obligations of New Athletics, Aviza and their subsidiaries under Aviza’s $40.0 million revolving credit facility discussed in Note 8, for a period beginning at the effective date of the merger and ending on the earlier of the first anniversary of the merger or the date New Athletics, Inc. secures an equity financing with gross proceeds to New Athletics, Inc. of at least $50.0 million.

Separately, the Company entered into a joint development agreement with Trikon to fund the development by Trikon of control software for an existing Aviza process module. Trikon agreed to make available (and Aviza agreed to purchase) transport modules and system controls incorporating Trikon software as modified and Trikon agreed to grant certain license rights related to such items. As part of the agreement, Aviza paid Trikon a one-time license fee of $4,000,000, see Note 7, and will pay a royalty on each unit sold using the licensed technology.

On December 1, 2005, Aviza completed its consolidation through merger with Trikon Technologies, Inc. The merger transaction was effected through the formation of a new company named New Athletics, Inc., which issued shares of common stock in exchange for outstanding shares of  common stock of Trikon and outstanding shares of common and series A preferred stock of Aviza. For accounting purposes, Aviza is deemed to have acquired Trikon because, immediately after the merger transaction, former stockholders of Aviza owned approximately 56% of the combined company and former stockholders of Trikon owned approximately 44% of the combined company. Each outstanding share of Aviza common and series A preferred stock was exchanged for .90043 of a share of New Athletics, Inc. common stock. All common stock and series A preferred stock and per share amounts for Aviza in these financial statements have been adjusted to give retroactive effect to this exchange ratio for all periods presented. Shares of series B and B-1 preferred stock of Aviza were not exchanged in the merger transaction and, accordingly, the related share and per share amounts have not been adjusted.

In connection with the merger transaction, New Athletics, Inc. changed its name to Aviza Technology, Inc., the common stock of which is publicly traded on the NASDAQ National Market under the symbol “AVZA”.

During the three-month period ending December 30, 2005, Aviza will account for the Trikon acquisition using the purchase method of accounting and will reflect the issuance of (1) 4,568,946 shares of common stock issued in exchange for the outstanding shares of common stock of Trikon and (2) options and warrants to purchase 629,570 shares of Aviza common stock in exchange for outstanding options and warrants to purchase shares of Trikon common stock. Aviza’s results of operations will include Trikon’s results of operations for all periods after December 1, 2005.

Aviza is currently still in the process of performing its allocation of purchase price.  It is anticipated that there will be no goodwill recorded from the merger transaction.

On December 2, 2005, New Athletics, Inc. commenced being publicly traded on the NASDAQ Stock Market under the symbol “AVZA” and the company was renamed Aviza Technology, Inc.

QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

The following table presents certain unaudited consolidated quarterly financial information for the eight quarters ended September 30, 2005.  In management’s opinion, this information has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere on this Form 10-K and includes all adjustments consisting of normal receiving adjustments) necessary to state fairly the unaudited quarterly results of operations set forth herein (in thousands, except share and per share data):

	Quarter Ended
	December 24, 2004	March 25, 2005	June 25, 2005	September 30, 2005
Fiscal Year - 2005
Net sales	$62,519	$32,374	$43,799	$32,517
Gross profit	6,715	6,737	6,821	6,508
Net loss	(1,978)	(3,560)	(6,026)	(4,449)
Net loss per share:
Basic and diluted	$(7.92)	$(11.57)	$(12.79)	$(9.37)
Weighted average common shares	249,637	307,596	471,010	475,065

	Quarter Ended
	December 26, 2003	March 26, 2004	June 24, 2004	September 24, 2004
Fiscal Year - 2004
Net sales	$13,452	$12,288	$24,897	$27,061
Gross profit	3,456	2,223	5,190	7,113
Net loss	(3,937)	(7,458)	(4,580)	(3,681)
Net loss per share:
Basic and diluted	$(31.20)	$(34.05)	$(20.54)	$(15.59)
Weighted average common shares	126,171	219,044	222,946	236,081

* * * * * *

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Disclosure Controls and Procedures

Aviza maintains disclosure controls and procedures that are designed with the objective of providing reasonable assurance that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating its disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2005, the end of the period covered by this report, based on the evaluation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of its disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that Aviza’s disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting

Aviza is not an accelerated filer for purposes of filing this Annual Report on Form 10-K and therefore is not required to be compliant with Section 404 of the Sarbanes-Oxley act until its fiscal year ending September 28, 2007. Aviza expects to hire an independent consulting firm in 2006 to assist it in satisfying its obligations under Section 404 with respect to its internal control over financial reporting.

Aviza is committed to maintaining effective internal control over financial reporting to provide reasonable assurance regarding the reliability of its financial reporting, the preparation of financial statements in accordance with GAAP.  As of the date of this Annual Report on Form 10-K, Aviza’s management believes that Aviza’s internal control over financial reporting is effective at a reasonable assurance level. However, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives due to its inherent limitations because internal control over financial reporting involves human diligence and compliance and is subject to lapses in judgment and breakdowns from human failures. Nonetheless, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Overview

Aviza has had material weaknesses in internal control over financial reporting in the past. In connection with the audit of the period from October 7, 2003 through September 24, 2004, Aviza and its independent registered public accounting firm identified matters involving Aviza’s internal control over financial reporting that constituted material weaknesses as defined by the Public Company Accounting Oversight Board (United States) under SAS 60, pursuant to which:

•                  material weaknesses are defined as reportable conditions in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by errors or irregularities in amounts that would be material in relation to the consolidated financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions; and

•                  reportable conditions are defined as matters representing significant deficiencies in the design or operation of internal control that, in the judgment of Aviza’s independent registered public accounting firm, could adversely affect Aviza’s ability to initiate, record, process and report financial data consistent with Aviza’s management’s assertions in its consolidated financial statements.

Based on the actions Aviza has taken to date to enhance the reliability and effectiveness of its internal control over financial reporting, Aviza’s management believes that there is no material weakness in Aviza’s internal control as of the date of this Annual Report of Form 10-K because Aviza believes it has remediated the underlying causes of the identified material weaknesses.

Although Aviza believes it has remediated the material weaknesses that have been identified in connection with the audit of its financial statements for the period from October 7, 2003 through September 24, 2004, Aviza may in the future have additional material weaknesses in its internal control over financial reporting. Failure to implement and maintain effective internal control over financial reporting could result in material misstatements in Aviza’s financial statements. See the section entitled “Risk Factors—Aviza has had material weaknesses in internal control over financial reporting in the past and Aviza cannot assure you that additional material weaknesses will not be identified in the future. Aviza’s failure to implement and maintain effective internal control over financial reporting could result in material misstatements in Aviza’s financial statements, which could require Aviza to restate its financial statements, cause investors to lose confidence in Aviza’s reported financial information and have a negative effect on Aviza’s stock price” in Item 1A above.

Material Weaknesses

Material Weakness Requiring Restatement of Predecessor Financial Statements.  In connection with the audit of Aviza’s financial statements for the period from October 7, 2003 through September 24, 2004, Aviza and its independent registered public accounting firm identified control deficiencies in the financial statements of its Predecessor for the calendar year 2002 and the period from January 1, 2003 through October 9, 2003, including:

•                  $3.3 million of international inventory reserves which were improperly reversed in the year ended December 31, 2002;

•                  $5.7 million of intercompany profit in inventory at October 9, 2003 had been erroneously added back into inventory balances in the Predecessor’s consolidation spreadsheets; and

•                  The Predecessor had not adopted EITF Issue No. 00-21 correctly, resulting in approximately $300,000 of overstatement of revenue in the period ended October 9, 2003.

The control deficiencies related to these errors were determined to constitute a material weakness in Aviza’s internal control over financial reporting. The international inventory reserve reversal was caused by Aviza’s inability to locate appropriate evidence of inventory reserve requirements from documentation maintained by its Predecessor. The improper intercompany profit in inventory was due to the lack of a formal system to consolidate the financial statements of the Predecessor which were carved out from ASML, leading to an arithmetic error. The overstatement of revenue was caused by the Predecessor’s misapplication of EITF Issue No. 00-21.

Upon being informed of the material weakness, Aviza took the following steps to correct the errors that had been identified and to remediate the material weakness:

•                  Aviza has implemented procedures to ensure that there is appropriate detail and supporting documentation for adjustments to inventory reserves;

•                  Aviza implemented a worldwide Oracle enterprise reporting system which includes a module to consolidate its subsidiaries and record intercompany eliminations and also implemented manual reviews to serve as a control for the consolidating financial statements generated by the Oracle system; and

•                  In November 2004, Aviza hired a controller with significant GAAP experience, including with respect to revenue recognition, to assure proper adoption of EITF Issue No. 00-21

Material Weakness Concerning Management Estimates.  In connection with the audit of Aviza’s financial statements for the period from October 7, 2003 through September 24, 2004, Aviza’s independent registered public accounting firm identified the following control deficiencies relating to management’s estimates:

•                  Accounts receivable allowances were not comprehensively or consistently computed across customers, resulting in the need to decrease the allowance by approximately $100,000;

•                  Inventory in transit was estimated by Aviza to be 50% of all open purchase orders at September 24, 2004 in accordance with its Predecessor’s practice, which required a decrease in inventory of $700,000; and

•                  Aviza did not update rates used by its Predecessor to estimate warranty costs and did not initially have a process to track costs associated with warranty fulfillment, resulting in the need for a decrease of the warranty reserve of approximately $517,000.

The control deficiencies related to these errors were determined to constitute a material weakness in Aviza’s internal control over financial reporting. These errors were primarily due to Aviza’s lack of a process to analyze and report appropriate allowances and adjustments based on Aviza’s own experience and reliance on its Predecessor’s assumptions used in its accrual and reserve methodologies. Upon being informed of the material weakness, Aviza took the following steps to correct the errors that had been identified and to remediate the material weakness:

•                  Aviza’s finance department now holds bi-weekly meetings with each region to review outstanding accounts receivable as well as quarterly reviews of all delinquent accounts based on each customer’s individual situation;

•                  Aviza has implemented an Oracle enterprise reporting system that allows Aviza to track inventory in transit rather than making arithmetic calculations based on estimates; and

•                  Aviza has implemented a new tracking system for warranty activity in order to gather and analyze data to update its warranty accruals prior to the end of fiscal 2005.

Material Weakness Concerning Maintaining and Reviewing Existing Contracts.  In connection with the audit of Aviza’s financial statements for the period from October 7, 2003 through September 24, 2004, Aviza’s independent registered public accounting firm identified the following control deficiencies relating to maintaining and reviewing existing contracts:

•                  Aviza failed to note that its original corporate charter provided for accrual of dividends on its series A preferred stock and thereby failed to accrue such dividends; and

•                  Aviza could not promptly locate an interest rate cap agreement associated with its revolving line of credit and did not account for this derivative in its financial statements because it incorrectly expensed the less than $50,000 involved.

The control deficiencies related to these errors were determined to constitute a material weakness in Aviza’s internal control over financial reporting. The error with respect to the accrual of dividends arose out of the failure of Aviza’s charter to conform to the understanding of Aviza and the holders of Aviza series A preferred stock and Aviza’s failure to review the charter. The error with respect to the interest rate cap was due to Aviza incorrectly expensing the fees relating to the interest rate cap agreement rather than capitalizing the fair value of the derivative.

Upon being informed of the material weakness, Aviza took the following steps to correct the errors that had been identified and to remediate the material weakness:

•                  Aviza corrected its charter to conform to the understanding of both Aviza and the holders of Aviza series A preferred stock that dividends would not accrue on such stock;

•                  Aviza obtained a copy of the interest rate cap agreement and recorded the value of the derivative in its financial statements; and

•                  Aviza has implemented procedures to assure that all material agreements are retained and reviewed in connection with the preparation of its financial statements.

Changes in Internal Control Over Financial Reporting

Other than the changes to controls previously discussed to address material weaknesses, there has been no change in Aviza’s internal control over financial reporting during its fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.    Other Information

None.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

The Aviza board of directors is classified into three classes, designated as Class I, Class II and Class III, each with a three-year term.  Each class of directors will, to the extent practicable, consist of an equal number of directors.  At the first annual meeting of Aviza stockholders following the effective time of the merger transaction, the term of office of the Class I directors will expire, and the Class I directors elected at that meeting will be elected for a full three-year term. At the second annual meeting of Aviza stockholders following the effective time of the merger transaction, the term of office of the Class II directors will expire, and the Class II directors elected at that meeting will be elected for a full three-year term.  At the third annual meeting of Aviza stockholders following the effective time of the merger transaction, the term of office of the Class III directors will expire, and the Class III directors elected at that meeting will be elected for a full three-year term. At each succeeding annual meeting of stockholders, directors will be elected for a full three-year term to succeed the directors of the class whose terms expire at such annual meeting.

The following table sets forth the directors and executive officers of Aviza as of December 15, 2005. The ages of the individuals are provided as of December 15, 2005:

Name	Age	Positions and Offices Currently Held with Aviza	Class	Committees
Jerauld J. Cutini	46	President, Chief Executive Officer and Director	I
John Macneil	47	Executive Vice President, Chief Technical Officer and Director	I
Patrick C. O’Connor	58	Executive Vice President, Chief Financial Officer and Secretary
Robert R. Anderson	68	Chairman of the Board of Directors	III	(1), (3)
David C. Fries	61	Director	III	(2), (3)
Richard M. Conn	61	Director	II	(2)
Klaus C. Wiemer	68	Director	II	(1), (2)
Dana Ditmore	64	Director	II	(1), (3)

Committee Designation:

(1)  Member of the Audit Committee

(2)  Member of the Compensation Committee

(3)  Member of the Corporate Governance and Nominating Committee

Jerauld J. Cutini.  Mr. Cutini is the co-founder of Aviza and has been its President and Chief Executive Officer and director since its inception in September 2003. From October 1999 to March 2001, Mr. Cutini served as Senior Vice President of Marketing and Business Development for Gasonics International Corp. From April 2001 to September 2003, Mr. Cutini was principally a private investor and consultant for the semiconductor industry under the name ITC Associates and served as Chief Executive Officer of Eshinui, Inc., an enterprise software start-up company. Mr. Cutini also co-founded OnTrak Systems, Inc., an equipment provider for the semiconductor industry, and from August 1990 to August 1997 served as OnTrak’s Executive Vice President of Marketing, Sales and Customer Service until the company was acquired by Lam Research Corporation, an equipment supplier for the semiconductor industry, in August 1997. Following the acquisition, Mr. Cutini served as President of OnTrak, a wholly owned subsidiary of Lam Research, until October 1999. Prior to beginning his career in high technology, Mr. Cutini studied electronics and served with the United States Navy from 1978 to 1981 and with the United States Naval Reserves from 1981 to 1984.

John Macneil, Ph.D.  Dr. Macneil joined Trikon in 1996 and was appointed Vice President of Technology in June 1998.  On March 10, 2004, Dr. Macneil was appointed Acting President and Chief Executive Officer and a member of the board of directors.  On July 26, 2004, Dr. Macneil was appointed President and Chief Executive Officer.  Prior to joining Trikon, Dr. Macneil served in various technical positions at Motorola and held senior technical positions in a number of research driven organizations both in the United Kingdom and in the United States.  Dr. Macneil earned a Ph.D. in Solid State Physics from Leicester University in 1983 and earned a Master of Business Administration degree from Cardiff University in 1996.

Patrick C. O’Connor.  Mr. O’Connor is the co-founder of Aviza and has been its Executive Vice President, Chief Financial Officer and Secretary since its inception in September 2003. From August 2002 to December 2004, Mr. O’Connor served as a director and the Chief Financial Officer of Loomis Group Inc., a provider of integrated marketing services. From June 1991 to August 1997, Mr. O’Connor served as Vice President and Chief Financial Officer of OnTrak Systems, Inc., an equipment provider for the semiconductor industry, until the company was acquired by Lam Research Corporation, an equipment supplier for the semiconductor industry, in August 1997. Following the acquisition, Mr. O’Connor served as Vice President—Business Process Management for Lam Research Corporation until June 1998. From June 1991 to the present, Mr. O’Connor has been the principal owner of P.C. O’Connor Associates, a consulting firm that helps establish small, entrepreneurial companies. Mr. O’Connor received a Bachelor of Science degree in Business Administration with an emphasis in accounting from San Jose State University.

Robert R. Anderson.  Mr. Anderson was elected to the Trikon board of directors in April 2000.  Mr. Anderson is a private investor.  From January 1994 to January 31, 2001, he was Chairman of Silicon Valley Research, Inc., a semiconductor design automation software company, and its Chief Executive Officer from December 1996 to August 1998, and from April 1994 to July 1995.  He also served as Chairman and Chief Executive Officer of Yield Dynamics, Inc., a private semiconductor process control software company, from October 1998 to October 2000, and presently serves as a director.  In 1975, Mr. Anderson co-founded KLA Instruments Corporation, the predecessor to KLA-Tencor, or KLA, a supplier of semiconductor process control systems, from which he retired in 1994.  He served as Vice-Chairman of KLA from November 1991 to March 1994, and as Chairman of KLA from May 1985 to November 1991.  Prior to that, Mr. Anderson served as Chief Operating Officer and chief Financial Officer of KLA.  In addition to serving as a director of Trikon, Mr. Anderson currently serves as a director of MKS Instruments, Inc., and Aehr test Systems, Inc.  Mr. Anderson is a graduate of Bentley College and has served as a trustee of Bentley College from 1993 through 2004.

David C. Fries. Ph.D.  Dr. Fries has served as the Chairman of the Board of Aviza since its inception in September 2003. Dr. Fries has been the Managing Director of VantagePoint Venture Partners, a venture capital firm, since August 2001. From 1995 to 2000, Dr. Fries served as the Chief Executive Officer of Productivity Solutions, Inc., a Florida-based developer of automated checkout technologies for food and discount retailers. From 1987 to 1995, Dr. Fries was a general partner at Canaan Partners, a venture capital firm, where he worked in various capacities with numerous emerging growth technology companies. Prior to that, Dr. Fries was employed as an executive with General Electric.  Dr. Fries received his Ph.D. from Case Western Reserve University.

Richard M. Conn.  Mr. Conn was elected to the board of directors of Trikon in January 1998.  Mr. Conn formed Business Development Consulting in early 1997, which delivers sales and marketing consultancy to the semiconductor equipment industry.  Prior to forming Business Development Consulting, Mr. Conn was a Vice President of sales at KLA from 1984 until 1996.  During his tenure at KLA, Mr. Conn was a member of the board of directors of KLA’s subsidiaries in the United Kingdom, France and Germany.  Mr. Conn has held several other positions in the semiconductor industry at companies that include Eaton Semiconductor Equipment, Applied Materials U.K. and ITT Semiconductors.  Mr. Conn has a Bachelor of Science degree in physics from Imperial College, London University.

Klaus C. Wiemer, Ph.D.  Dr. Wiemer has served as a director of Aviza since September 2004. From June 2002 to the present, Dr. Wiemer has been an independent consultant in the semiconductor manufacturing industry with a concentration in the southeast Asia and European markets. From January 2000 to May 2002, Dr. Wiemer served as Chief Executive Officer of Communicant Semiconductor Technologies AG, Frankfurt (Oder), Germany, a company in partnership with Intel Corp. that attempted to establish the world-class IC foundry in Europe. From December 1999 to the present, Dr. Wiemer has served as Founder and General Manager of GSMC GmbH, Frankfurt (Oder), Germany, a German semiconductor company that helps technology start-up companies in the former East Germany. From May 1991 to April 1993, Dr. Wiemer served as President and Chief Executive Officer of Chartered Semiconductor Manufacturing Pte. Ltd., and from June 1988 to April 1991, Dr. Wiemer served as President and Chief Operating Officer of Taiwan Semiconductor Manufacturing Company (TSMC); prior to that, from June 1987 to May 1988, he was TSMC’s Senior Vice President of Operations. He was Vice President of European Operations of the Thomas Group, an IC manufacturing consulting firm from 1984 to 1987. From 1969 to 1984 he served in a variety of management functions at Texas Instruments. Dr. Wiemer has been a member of the board of directors of NeoMagic Corporation, a developer of semiconductor solutions, Simtek Corporation, an integrated circuits company, Meissner+Wurst, a company specializing in the construction of microelectronic manufacturing facilities, and InterFET Corporation, a discrete semiconductor device company. He currently serves on the boards of UTAC (United Test and Assembly Centers, Ltd.) in Singapore and Scientific Holdings Ltd, a manufacturing software development company in Dublin, Ireland. Dr. Wiemer received a Bachelor of Science degree in physics from Texas Western College (now University of Texas, El Paso), a Masters of Science degree in physics from University of Texas and a Ph.D. in physics from Virginia Polytechnic Institute.

Dana C. Ditmore.  From January 1997 to the present, Mr. Ditmore has served as President of Oak Valley Consulting, Inc., a consulting firm for the semiconductor industry.  From January 2001 to December 2002, Mr. Ditmore served as President and Chief Operating Officer of Tru-Si Technologies, Inc. an equipment provider for the semiconductor industry.  From August 1998 to August 2000, Mr. Ditmore served as Vice President and General Manager of the Customer Support Business Group of Lam Research Corporation, an equipment provider for the semiconductor industry.  Mr. Ditmore received a Bachelor of Science degree and a Masters of Science degree in Mechanical Engineering from the University of California, Berkeley.

Audit Committee

The audit committee includes Robert R. Anderson, as Chairman, Klaus C. Wiemer and Dana C. Ditmore.  The audit committee’s primary responsibilities will be to assist the Aviza board of directors in its oversight of:

•                  the integrity of Aviza’s financial statements;

•                  Aviza’s independent registered public accounting firm’s qualifications and independence;

•                  the performance of Aviza’s independent registered public accounting firm; and

•                  compliance with the code of ethics for senior financial officers.

Robert R. Anderson will be the audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act and has the financial sophistication required by the National Association of Securities Dealers’ listing standards.  Messrs. Anderson, Wiemer and Ditmore will be independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Compensation Committee

The compensation committee includes David C. Fries, as Chairman, Richard M. Conn and Klaus C. Wiemer.  The compensation committee’s primary responsibilities will be to assist and make recommendations to the Aviza board of directors relating to:

•                  compensation of Aviza’s executive officers;

•                  reviewing the performance of the Chief Executive Officer; and

•                  administration of Aviza’s equity incentive plans.

Corporate Governance and Nominating Committee

The corporate governance and nominating committee includes David C. Fries, as chairman, Robert R. Anderson and Dana C. Ditmore.  The corporate governance and nominating committee’s primary responsibilities will be to:

•                  develop, update as necessary and recommend to the Aviza board of directors corporate governance principles and policies;

•                  monitor compliance with such principles and policies;

•                  identify individuals qualified to become members of the Aviza board of directors; and

•                  approve and recommend candidates to the Aviza board of directors.

Director Compensation

Aviza reimburses each member of its board of directors for out-of-pocket expenses incurred in connection with attending board meetings.  Each non-employee member of the Aviza board of directors will also receive $2,000 for each meeting attended in person and $500 for each meeting attended by telephone.  In addition, the Chairman of the Aviza board of directors, if he is not an employee of Aviza, receives an annual stipend of $30,000, while other non-employee members of the Aviza board of directors receive an annual stipend of $20,000.

The Aviza board of directors expects to approve a program granting options to non-employee directors under the Aviza 2005 Stock Plan as follows:

•                  an initial stock option grant to purchase 25,000, which options vest over a three-year period share; and

•                  an annual grant of 10,000, which options vest 25% each quarter over one year shares on the date of Aviza’s annual meeting.

Limitation on Directors’ Liability and Indemnification

The Aviza amended and restated certificate of incorporation limits the liability of directors to the maximum extent permitted by Delaware law, which provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for any of the following acts:

•                  any breach of their duty of loyalty to the corporation or its stockholders;

•                  acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

•                  unlawful payments of dividends or unlawful stock repurchases or redemptions; and

•                  any transaction from which the directors derived an improper personal benefit.

This limitation of liability does not apply to liabilities arising under the federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission.

Aviza believes that indemnification under the Aviza bylaws covers at least negligence and gross negligence on the part of indemnified parties.  Aviza’s bylaws also permit it to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in this capacity, regardless of whether the bylaws would permit indemnification.

Aviza intends to enter into agreements to indemnify its directors and executive officers, in addition to the indemnification provided for in its amended and restated certificate of incorporation and bylaws.  These agreements, among other things, provide for indemnification of the directors and executive officers of Aviza for many expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of Aviza arising out of such person’s services as a director or executive officer of Aviza, any subsidiary of Aviza or any other company or enterprise to which the person provided services at Aviza’s request.  Aviza believes that these provisions and agreements are necessary to attract and retain qualified persons as director and executive officers.

Code of Ethics

Aviza has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, as well as to all of its other employees, a copy of which is filed as an exhibit to this report.

ITEM 11.    Executive Compensation

Summary of Cash and Certain Other Compensation

The following table sets forth certain information concerning compensation received for services rendered to Aviza in all capacities for the fiscal year ended September 30, 2005 by (i) each person who served as Chief Executive Officer of Aviza during the year ended September 30, 2005 and (ii) each of the other executive officers of Aviza who were serving as executive officers at September 30, 2005 and whose total compensation exceeded $100,000, or collectively, the Aviza Named Executive Officers.

Summary Compensation Table

		Annual Compensation		Long Term Compensation
	Fiscal Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)	Securities Underlying Options/SAR	All Other Compensation ($)
Jerauld J. Cutini Director, President and Chief Executive Officer	2005	$289, 536	$—	$—	72,034	$11,467	(1)
Patrick C. O’Connor Director, Executive Vice President and Chief Financial Officer, Secretary	2005	$267,860	$—	$—	72,034	$12,340	(2)

(1)          This amount represents premiums paid for group term life insurance and board of director fees.

(2)          This amount represents premiums paid for group term life insurance and board of director fees.

Officer Grants in Last Fiscal Year

The following table sets forth each grant of stock options made during the year ended September 30, 2005 to each of the Named Executive Officers:

	Number of Securities Underlying Options	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2) ($)
	Granted (#)	(%)	($/sh)(1)		5%	10%

Jerauld J. Cutini	72,034	11.9%	$1.055	December 28, 2014	$47,796	$121,124
Patrick C. O’Connor	72,034	11.9%	$1.055	December 28, 2014	$47,796	$121,124

(1)          Represents the fair market value as determined by the Aviza board of directors of the underlying shares of Aviza common stock at the time of grant.

(2)          Represents the value of the shares of Aviza common stock issuable upon the exercise of the option, assuming the stated rates of price appreciation for 10 years, compounded annually, with the aggregate exercise price deducted from the final appreciated value. Such annual rates of appreciation are for illustrative purposes only, are based on requirements of the SEC and do not reflect Aviza’s estimate of future stock appreciation. No assurance can be given that such rates of appreciation, or any appreciation, will be achieved.

Aggregated Stock Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth the number of exercisable and unexercisable options held by each of the Aviza Named Executive Officers at September 30, 2005.

	Shares Acquired on Exercise (#)	Value Realized(1) ($)	Number of Unexercised Options at Fiscal Year- End		Value of Unexercised In- the-Money Options at Fiscal Year End ($)(2)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Jerauld J. Cutini	67,532	$—	209,724	244,992	$453,436	$530,314
Patrick C. O’Connor	67,532	$—	168,455	196,219	$364,062	$424,688

(1)          The value realized equals the difference between the option exercise price and the fair market value of Aviza common stock on the date of exercise, multiplied by the number of shares for which the option was exercised

(2)          The value of unexercised in-the-money options equals the difference between the option exercise price and the closing price of Aviza common stock on September 30, 2005, multiplied by the number of shares underlying the options. The Aviza board of directors determined that the fair market value of Aviza common stock on September 30, 2005 was $3.00 per share.

Director Compensation

Members of the Aviza board of directors during fiscal 2005 received compensation for their services as directors.  Directors received a quarterly stipend of $2,000 and meeting fees of $1,000 per board or committee meetings unless the committee meeting occurred at the same location and within one day of the Board meeting.  In addition, non-employee directors received meeting fees of $500 for each telephonic board or committee meeting attended.  Non-employee directors were reimbursed for reasonable expenses incurred in connection with such director’s attendance at board and committee meetings.  Directors who were employees and executive management of Aviza were reimbursed for expenses in accordance with Aviza’s travel policy.

In addition, directors are granted options to purchase Aviza common stock under Aviza’s 2003 Stock Plan.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 1, 2005 and after giving effect to Aviza’s merger transaction with Trikon, certain information with respect to the beneficial ownership of our common stock as to:

•                  each person known by us to be the beneficial owner of more than 5% of outstanding shares of our common stock;

•                  each of our directors and executive officers; and

•                  all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of December 1, 2005 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated, and subject to the applicable community property laws, the stockholders named in the table have sole voting and investment power with respect to the shares beneficially owned by them. Unless otherwise noted, the address of each officer, director and stockholder is 440 Kings Village Road, Scotts Valley, California 95066.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage Beneficially Owned
Affiliates of VantagePoint Venture Partners 101 Bayhill Drive, Suite 300 San Bruno, CA 94066	5,516,496	(1)	52.1%
Affiliates of Special Situations Fund 153 East 53rd Street New York, New York 10022	533,334	(2)	5.2%
Jerauld J. Cutini	407,443	(3)	3.9%
John Macneil	73,153	(4)	*
Patrick C. O’Connor	368,515	(5)	3.5%
Robert R. Anderson	15,370	(6)	*
David C. Fries	4,502	(7)	*
Richard M. Conn	8,483	(8)	*
Klaus C. Wiemer	4,502	(9)	*
Dana C. Ditmore	0		*
All directors and executive officers as a group (8 persons)	881,969	(10)	8.1%

*                                         Less than 1%

(1)                                  Includes 5,226,496 shares of common stock and 290,000 shares of common stock issuable upon exercise of exercisable warrants. Excludes 10,000 shares of series B preferred stock and 90,000 shares of series B-1 preferred stock of Aviza, Inc., which is a subsidiary of Aviza Technology, Inc., held by affiliates of VantagePoint. Alan E. Salzman and James D. Marver are managing members of the general partner of the limited partnerships that directly hold such shares, and as such, they may be deemed to share voting and investment power with respect to such shares. Messrs. Salzman and Marver disclaim beneficial ownership with respect to such shares except to the extent of their pecuniary interest therein.

(2)                                  Austin W. Marxe and David M. Greenhouse are the natural persons with beneficial ownership of the shares of common stock attributable to affiliates of Special Situations Fund, based on information provided in a Schedule 13G/A filed by such persons on February 11, 2005 disclosing its ownership of Trikon common stock and warrants.

(3)                                  Includes 63,030 shares of common stock held by Jerauld J. Cutini, 24,041 shares of common stock held by The Cutini Children’s Trust, 25,212 shares of common stock held by The Reynaud Children’s Trust, 46,792 shares of common stock held by The Cutini Family Trust and 248,369 shares of common stock issuable under stock options currently exercisable or exercisable within 60 days of December 1, 2005. Mr. Cutini disclaims beneficial ownership with respect to such shares held by the named trusts except to the extent of his pecuniary interest therein. Excludes 10,000 shares of series B preferred stock of Aviza, Inc., which is a subsidiary of Aviza Technology, Inc., held by Mr. Cutini.

(4)                                  Includes 2,610 shares of common stock and 70,543 shares of common stock issuable under stock options currently exercisable or exercisable within 60 days of December 1, 2005.

(5)                                  Includes 168,920 shares of common stock held by Oak Ventures, L.P. and 199,595 shares of common stock issuable under stock options currently exercisable or exercisable within 60 days of December 1, 2005. Mr. O’Connor disclaims beneficial ownership with respect to such shares held by the named partnership except to the extent of his pecuniary interest therein.

(6)                                  Includes 5,800 shares of common stock and 9,570 shares of common stock issuable under stock options currently exercisable or exercisable within 60 days of December 1, 2005.

(7)                                  Represents 4,502 shares of common stock issuable under stock options currently exercisable or exercisable within 60 days of December 1, 2005.

(8)                                  Represents 8,483 shares of common stock issuable under stock options currently exercisable or exercisable within 60 days of December 1, 2005.

(9)                                  Represents 4,502 shares of common stock held by Klaus C. Wiemer.

(10)                            Includes 340,909 shares of common stock and 541,060 shares of common stock issuable under stock options currently exercisable or exercisable within 60 days of December 1, 2005.

Equity Plan Compensation Information

The following table sets forth certain information as of December 1, 2005 with respect to shares of our common stock that may be issued upon the exercise of options granted, or available for grant, as applicable, to employees, consultants or members of our board of directors under (i) our 2005 Stock Plan; (ii) Trikon’s 1991 Stock Option Plan, 1998 Directors Stock Option Plan and 2004 Equity Incentive Plan, each assumed by us in connection with the merger transaction with Trikon, and (iii) Aviza, Inc.’s 2003 Equity Incentive Plan assumed by us in connection with the merger transaction with Trikon.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,032,209	$6.256	4,682,410
Equity compensation plans not approved by security holders	—	—	—
Total	2,032,209	$6.256	4,682,410

ITEM 13.    Certain Relationships and Related Transactions

Stock Option Awards

Jerauld J. Cutini.  During fiscal year 2004, Jerauld J. Cutini, Aviza’s President and Chief Executive Officer, was granted options to purchase an aggregate of 450,215 shares of Aviza common stock at an exercise price of $0.83 per share pursuant to Aviza’s 2004 stock plan. During fiscal year 2005, Mr. Cutini was granted options to purchase an aggregate of 72,034 shares of Aviza common stock at an exercise price of $1.055 per share pursuant to Aviza’s 2004 stock plan.

Patrick C. O’Connor.  During fiscal year 2004, Patrick C. O’Connor, Aviza’s Chief Financial Officer and Executive Vice President, was granted options to purchase an aggregate of 360,172 shares of Aviza common stock at an exercise price of $0.83 per share pursuant to Aviza’s 2004 stock plan. During fiscal year 2005, Mr. O’Connor was granted options to purchase an aggregate of 72,034 shares of Aviza common stock at an exercise price of $1.055 per share pursuant to Aviza’s 2004 stock plan.

David C. Fries.  During fiscal year 2005, David C. Fries, the Chairman of the Board of Directors of Aviza, was granted options to purchase an aggregate of 4,502 shares of Aviza common stock at an exercise price of $1.055 per share pursuant to Aviza’s 2004 stock plan.

Richard C. Davis.  During fiscal year 2005, Richard C. Davis, a member of Aviza’s board of directors, was granted options to purchase an aggregate of 4,502 shares of Aviza common stock at an exercise price of $1.055 per share pursuant to Aviza’s 2004 stock plan.

Melissa C. Guzy.  During fiscal year 2005, Melissa C. Guzy, a member of Aviza’s board of directors, was granted options to purchase an aggregate of 4,502 shares of Aviza common stock at an exercise price of $1.055 per share pursuant to Aviza’s 2004 stock plan.

Klaus C. Wiemer.  During fiscal year 2005, Klaus C. Wiemer, a member of Aviza’s board of directors, was granted options to purchase an aggregate of 4,502 shares of Aviza common stock at an exercise price of $1.055 per share pursuant to Aviza’s 2004 stock plan.

Stock Sales

In March of 2005, VantagePoint purchased 10,000 shares of Aviza series B preferred stock from Aviza for a purchase price of $100 per share and an aggregate purchase price of $1.0 million in a private placement transaction. Aviza issued shares of its series B preferred stock to fund its initial $2.0 million license fee payment to Trikon under the terms of the joint development agreement between Aviza and Trikon. In September of 2005, VantagePoint purchased 90,000 shares of Aviza series B-1 preferred stock from Aviza for a purchase price of $100 per share and an aggregate purchase price of $9.0 million in a private placement transaction. Aviza issued shares of its series B-1 preferred stock to fund general corporate operations, including its second $2.0 million license fee payment to Trikon under the terms of the joint development agreement between Aviza and Trikon. David C. Fries, Richard Davis and Melissa Guzy, each a member of Aviza’s board of directors at September 30, 2005, are employees of VantagePoint.

In March of 2005, Jerauld J. Cutini, Aviza’s President and Chief Executive Officer, purchased 10,000 shares of Aviza series B preferred stock from Aviza for a purchase price of $100 per share and an aggregate purchase price of $1.0 million in a private placement transaction. Please see Note 11 to Aviza’s consolidated financial statements included as Item 8 “Financial Statements and Supplementary Data” in the Annual Report on From 10-K.

ITEM 14.    Principal Accountant Fees and Services

The following table shows the fees paid or accrued by Aviza for audit and other services provided by Deloitte & Touche LLP for fiscal 2005 and 2004 (in thousands):

	Fiscal
	2005	2004

Audit Fees (1)	$1,671	$536
Audit-Related Fees	—	—
Tax Fees (2)	38	29
All Other Fees	—	—
	$1,709	$565

(1)          For professional services rendered for the audits of the Company’s annual financial statements for fiscal 2005 and 2004, reviews of the Company’s quarterly financial information for fiscal 2005 and 2004, fees for services related to the Company’s registration statement on Form S-4 in fiscal 2005 and fees for services related to statutory filings in fiscal 2005.

(2)          For fiscal 2004 and 2005, tax services related to property taxes, transfer pricing and company structuring.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedule

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.               The following financial statements and schedules of the Registrant are contained in Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of September 24, 2004 and September 30, 2005

Consolidated Statements of Operations for the fiscal periods January 1, 2003 through October 9, 2003, October 7, 2003 through September 24, 2004 and the fiscal year ended September 30, 2005

Consolidated Statements of Stockholders’ Deficit and Comprehensive Loss for the fiscal periods January 1, 2003 through October 9, 2003, October 7, 2003 through September 24, 2004 and the fiscal year ended September 30, 2005

Consolidated Statements of Cash Flows for the fiscal periods January 1, 2003 through October 9, 2003, October 7, 2003 through September 24, 2004 and the fiscal year ended September 30, 2005

Notes to Consolidated Financial Statements

2.               Financial Statement Schedules:

Schedule II, Valuation and Qualifying Accounts

All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the Consolidated Financial Statements or Notes thereto

3.               Exhibits:

The following exhibits are filed as part of this Annual Report on Form 10-K:

2.1

Agreement and Plan of Merger, dated as of March 14, 2005, by and among Trikon Technologies, Inc., Aviza, Inc. (formerly, Aviza Technology, Inc.), Aviza Technology, Inc. (formerly, New Athletics, Inc.), Baseball Acquisition Corp. I and Baseball Acquisition Corp. II, as amended, incorporated by reference to Annex A to Amendment No. 4 to the Registration Statement on Form S-4 filed by Aviza Technology, Inc. (formerly, New Athletics, Inc.) with the Commission on October 28, 2005 (File No. 333-126098).

3.1	Amended and Restated Certificate of Incorporation of Aviza Technology, Inc. (formerly, New Athletics, Inc.)

3.2	Amended and Restated Bylaws of Aviza Technology, Inc. (formerly, New Athletics, Inc.)

4.1	Specimen certificate of common stock of Aviza Technology, Inc. (formerly, New Athletics, Inc.)

4.3

Form of redeemable warrant to purchase shares of common stock dated October 22, 2003 issued in connection with the sale of common stock and warrants to Special Situations Fund III LP and certain of its affiliate funds, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Trikon Technologies, Inc. with the Commission on October 23, 2003.

10.1

Second Amended and Restated Stockholder Agreement by and among Aviza Technology, Inc. (formerly, New Athletics, Inc.), Trikon Technologies, Inc., VantagePoint Venture Partners IV (Q), L.P., VantagePoint Venture Partners IV, L.P. and VantagePoint Venture Partners IV Principals Fund, L.P., dated as of October 18, 2005, incorporated by reference to Exhibit 10.1.2 to Amendment No. 4 to the Registration Statement on Form S-4 filed by Aviza Technology, Inc. (formerly, New Athletics, Inc.) with the Commission on October 28, 2005.

10.2

Form of Stock Purchase Agreement dated October 22, 2003, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Trikon Technologies, Inc. with the Commission on October 23, 2003.

10.3

Amendment and Restatement Agreement between Trikon and Lloyds TSB Bank plc, dated June 30, 2005, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Trikon Technologies, Inc. with the Commission on July 7, 2005.

10.4

Aviza Technology, Inc. (formerly, New Athletics, Inc.) 2005 Stock Plan, incorporated by reference to Exhibit 10.29 to Amendment No. 4 to the Registration Statement on Form S-4 filed by Aviza Technology, Inc. (formerly, New Athletics, Inc.) with the Commission on October 28, 2005.

10.5

Trikon 2004 Equity Incentive Plan, as amended to date, incorporated by reference to Appendix B to the Proxy Statement for the 2004 Annual Meeting of Stockholders filed by Trikon Technologies, Inc. with the Commission on August 2, 2004.

10.6

Aviza, Inc. (formerly, Aviza Technology, Inc.) Deferred Compensation Plan, effective as of January 1, 2004, incorporated by reference to Exhibit 10.28 to Amendment No. 4 to the Registration Statement on Form S-4 filed by Aviza Technology, Inc. (formerly, New Athletics, Inc.) with the Commission on October 28, 2005.

10.7

Aviza, Inc. (formerly, Aviza Technology, Inc.) 2003 Equity Incentive Plan, incorporated by reference to Exhibit 10.27 to Amendment No. 4 to the Registration Statement on Form S-4 filed by Aviza Technology, Inc. (formerly, New Athletics, Inc.) with the Commission on October 28, 2005.

10.8

Trikon 1998 Directors Plan, as amended to date, incorporated by reference to Exhibit 99.5 to the Registration Statement on Form S-8 filed by Trikon Technologies, Inc. with the Commission on March 5, 1999.

10.9

Trikon 1991 Stock Option Plan, as amended to date, incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by Trikon Technologies, Inc. with the Commission on March 5, 1999.

10.10

Credit Agreement between Bank of America, N.A. and Aviza, Inc. (formerly, Aviza Technology, Inc.) dated as of August 6, 2004, incorporated by reference to Exhibit 10.18 to Amendment No. 4 to the Registration Statement on Form S-4 filed by Aviza Technology, Inc. (formerly, New Athletics, Inc.) with the Commission on October 28, 2005.

10.11

Amendment No. 1, dated as of September 23, 2004, to Credit Agreement between Bank of America, N.A. and Aviza, Inc. (formerly, Aviza Technology, Inc.), incorporated by reference to Exhibit 10.19 to Amendment No. 4 to the Registration Statement on Form S-4 filed by Aviza Technology, Inc. (formerly, New Athletics, Inc.) with the Commission on October 28, 2005.

10.12

Amendment No. 2, dated as of February 23, 2005, to Credit Agreement between Bank of America, N.A. and Aviza, Inc. (formerly, Aviza Technology, Inc.), incorporated by reference to Exhibit 10.20 to Amendment No. 4 to the Registration Statement on Form S-4 filed by Aviza Technology, Inc. (formerly, New Athletics, Inc.) with the Commission on October 28, 2005.

10.13

Amendment No. 3, dated as of September 26, 2005, to Credit Agreement between Bank of America, N.A. and Aviza, Inc. (formerly, Aviza Technology, Inc.), incorporated by reference to Exhibit 10.21 to Amendment No. 4 to the Registration Statement on Form S-4 filed by Aviza Technology, Inc. (formerly, New Athletics, Inc.) with the Commission on October 28, 2005.

10.14

Amendment No. 4, dated as of December 1, 2005, to Credit Agreement between Bank of America, N.A. and Aviza, Inc. (formerly, Aviza Technology, Inc.), incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Aviza Technology, Inc. with the Commission on December 28, 2005.

10.15

Loan and Security Agreement between iStar Financial Inc. and Aviza, Inc. (formerly, Aviza Technology, Inc.) dated as of September 23, 2004, incorporated by reference to Exhibit 10.22 to Amendment No. 4 to the Registration Statement on Form S-4 filed by Aviza Technology, Inc. (formerly, New Athletics, Inc.) with the Commission on October 28, 2005.

10.16

Continuing Guaranty by VantagePoint Venture Partners IV, L.P. in favor of Bank of America, N.A. dated August 6, 2004, incorporated by reference to Exhibit 10.23 to Amendment No. 4 to the Registration Statement on Form S-4 filed by Aviza Technology, Inc. (formerly, New Athletics, Inc.) with the Commission on October 28, 2005.

10.17

Security Agreement between Aviza, Inc. (formerly, Aviza Technology, Inc.) and Aviza Technology International, Inc. and VantagePoint Venture Partners IV (Q), L.P. dated August 6, 2004, incorporated by reference to Exhibit 10.24 to Amendment No. 4 to the Registration Statement on Form S-4 filed by Aviza Technology, Inc. (formerly, New Athletics, Inc.) with the Commission on October 28, 2005.

10.18

Reimbursement Agreement by and among Aviza, Inc. (formerly, Aviza Technology, Inc.), VantagePoint Venture Partners IV, L.P. and VantagePoint Venture Partners IV(Q), L.P. dated August 6, 2004, incorporated by reference to Exhibit 10.25 to Amendment No. 4 to the Registration Statement on Form S-4 filed by Aviza Technology, Inc. (formerly, New Athletics, Inc.) with the Commission on October 28, 2005.

10.19

Master Lease Agreement (No. 4281828) between Aviza, Inc. (formerly, Aviza Technology, Inc.), as lessee, and General Electric Capital Corporation, as lessor, dated as of May 11, 2004, incorporated by reference to Exhibit 10.26 to Amendment No. 4 to the Registration Statement on Form S-4 filed by Aviza Technology, Inc. (formerly, New Athletics, Inc.) with the Commission on October 28, 2005.

10.20

Form of Indemnity Agreements with directors and officers of Aviza Technology, Inc. (formerly, New Athletics, Inc.), incorporated by reference to Exhibit 10.30 to Amendment No. 4 to the Registration Statement on Form S-4 filed by Aviza Technology, Inc. (formerly, New Athletics, Inc.) with the Commission on October 28, 2005.

14.1	Code of Ethics.

21.1	Subsidiaries of Aviza Technology, Inc. (formerly, New Athletics, Inc.).

24.1	Power of Attorney (included on signature page).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 29, 2005
AVIZA TECHNOLOGY, INC.

	By:	/s/ Patrick C. O’Connor
Patrick C. O’Connor
Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Jerauld J. Cutini and Patrick C. O’Connor, and each of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on 10-K, and any and all amendments thereto (including post-effective amendments), and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jerauld J. Cutini	President, Chief Executive Officer and Director	December 29, 2005
Jerauld J. Cutini	(Principal Executive Officer)

/s/ patrick C. O’Connor	Executive Vice President and Chief Financial Officer	December 29, 2005
Patrick C. O’Connor	(Principal Financial and Accounting Officer)

/s/ John Macneil	Executive Vice President, Chief Technical Officer and Director	December 29, 2005
John Macneil

/s/ Robert R. Anderson	Chairman of the Board of Directors	December 29, 2005
Robert R. Anderson

/s/ David C. Fries	Director	December 29, 2005
David C. Fries

/s/ Richard M. Conn	Director	December 29, 2005
Richard M. Conn

/s/ Klaus C. Wiemer	Director	December 29, 2005
Klaus C. Wiemer

/s/ Dana C. Ditmore	Director	December 29, 2005
Dana C. Ditmore

SCHEDULE II

Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expense	Deductions	Balance At End of Period

Fiscal 2005	$1,016	$(452)	$—	$564
Allowance for Doubtful Accounts Fiscal year ended September 30, 2005 (Aviza)
Fiscal 2004	$—	$1,016	$—	$1,016
Allowance for Doubtful Accounts Period from October 7, 2003 through September 24, 2004 (Aviza)
Fiscal 2003	$2,415	$(668)	$565	$1,182
Allowance for Doubtful Accounts Period from January 1, 2003 through October 9, 2003 (Predecessor)

EXHIBIT INDEX

2.1

Agreement and Plan of Merger, dated as of March 14, 2005, by and among Trikon Technologies, Inc., Aviza, Inc. (formerly, Aviza Technology, Inc.), Aviza Technology, Inc. (formerly, New Athletics, Inc.), Baseball Acquisition Corp. I and Baseball Acquisition Corp. II, as amended, incorporated by reference to Annex A to Amendment No. 4 to the Registration Statement on Form S-4 filed by Aviza Technology, Inc. (formerly, New Athletics, Inc.) with the Commission on October 28, 2005 (File No. 333-126098).

3.1	Amended and Restated Certificate of Incorporation of Aviza Technology, Inc. (formerly, New Athletics, Inc.)

3.2	Amended and Restated Bylaws of Aviza Technology, Inc. (formerly, New Athletics, Inc.)

4.1	Specimen certificate of common stock of Aviza Technology, Inc. (formerly, New Athletics, Inc.)

4.3

Form of redeemable warrant to purchase shares of common stock dated October 22, 2003 issued in connection with the sale of common stock and warrants to Special Situations Fund III LP and certain of its affiliate funds, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Trikon Technologies, Inc. with the Commission on October 23, 2003.

10.1

Second Amended and Restated Stockholder Agreement by and among Aviza Technology, Inc. (formerly, New Athletics, Inc.), Trikon Technologies, Inc., VantagePoint Venture Partners IV (Q), L.P., VantagePoint Venture Partners IV, L.P. and VantagePoint Venture Partners IV Principals Fund, L.P., dated as of October 18, 2005, incorporated by reference to Exhibit 10.1.2 to Amendment No. 4 to the Registration Statement on Form S-4 filed by Aviza Technology, Inc. (formerly, New Athletics, Inc.) with the Commission on October 28, 2005.

10.2

Form of Stock Purchase Agreement dated October 22, 2003, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Trikon Technologies, Inc. with the Commission on October 23, 2003.

10.3

Amendment and Restatement Agreement between Trikon and Lloyds TSB Bank plc, dated June 30, 2005, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Trikon Technologies, Inc. with the Commission on July 7, 2005.

10.4

Aviza Technology, Inc. (formerly, New Athletics, Inc.) 2005 Stock Plan, incorporated by reference to Exhibit 10.29 to Amendment No. 4 to the Registration Statement on Form S-4 filed by Aviza Technology, Inc. (formerly, New Athletics, Inc.) with the Commission on October 28, 2005.

10.5

Trikon 2004 Equity Incentive Plan, as amended to date, incorporated by reference to Appendix B to the Proxy Statement for the 2004 Annual Meeting of Stockholders filed by Trikon Technologies, Inc. with the Commission on August 2, 2004.

10.6

Aviza, Inc. (formerly, Aviza Technology, Inc.) Deferred Compensation Plan, effective as of January 1, 2004, incorporated by reference to Exhibit 10.28 to Amendment No. 4 to the Registration Statement on Form S-4 filed by Aviza Technology, Inc. (formerly, New Athletics, Inc.) with the Commission on October 28, 2005.

10.7

Aviza, Inc. (formerly, Aviza Technology, Inc.) 2003 Equity Incentive Plan, incorporated by reference to Exhibit 10.27 to Amendment No. 4 to the Registration Statement on Form S-4 filed by Aviza Technology, Inc. (formerly, New Athletics, Inc.) with the Commission on October 28, 2005.

10.8

Trikon 1998 Directors Plan, as amended to date, incorporated by reference to Exhibit 99.5 to the Registration Statement on Form S-8 filed by Trikon Technologies, Inc. with the Commission on March 5, 1999.

10.9

Trikon 1991 Stock Option Plan, as amended to date, incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by Trikon Technologies, Inc. with the Commission on March 5, 1999.

10.10

Credit Agreement between Bank of America, N.A. and Aviza, Inc. (formerly, Aviza Technology, Inc.) dated as of August 6, 2004, incorporated by reference to Exhibit 10.18 to Amendment No. 4 to the Registration Statement on Form S-4 filed by Aviza Technology, Inc. (formerly, New Athletics, Inc.) with the Commission on October 28, 2005.

10.11

Amendment No. 1, dated as of September 23, 2004, to Credit Agreement between Bank of America, N.A. and Aviza, Inc. (formerly, Aviza Technology, Inc.), incorporated by reference to Exhibit 10.19 to Amendment No. 4 to the Registration Statement on Form S-4 filed by Aviza Technology, Inc. (formerly, New Athletics, Inc.) with the Commission on October 28, 2005.

10.12

Amendment No. 2, dated as of February 23, 2005, to Credit Agreement between Bank of America, N.A. and Aviza, Inc. (formerly, Aviza Technology, Inc.), incorporated by reference to Exhibit 10.20 to Amendment No. 4 to the Registration Statement on Form S-4 filed by Aviza Technology, Inc. (formerly, New Athletics, Inc.) with the Commission on October 28, 2005.

10.13

Amendment No. 3, dated as of September 26, 2005, to Credit Agreement between Bank of America, N.A. and Aviza, Inc. (formerly, Aviza Technology, Inc.), incorporated by reference to Exhibit 10.21 to Amendment No. 4 to the Registration Statement on Form S-4 filed by Aviza Technology, Inc. (formerly, New Athletics, Inc.) with the Commission on October 28, 2005.

10.14

Amendment No. 4, dated as of December 1, 2005, to Credit Agreement between Bank of America, N.A. and Aviza, Inc. (formerly, Aviza Technology, Inc.), incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Aviza Technology, Inc. with the Commission on December 28, 2005.

10.15

Loan and Security Agreement between iStar Financial Inc. and Aviza, Inc. (formerly, Aviza Technology, Inc.) dated as of September 23, 2004, incorporated by reference to Exhibit 10.22 to Amendment No. 4 to the Registration Statement on Form S-4 filed by Aviza Technology, Inc. (formerly, New Athletics, Inc.) with the Commission on October 28, 2005.

10.16

Continuing Guaranty by VantagePoint Venture Partners IV, L.P. in favor of Bank of America, N.A. dated August 6, 2004, incorporated by reference to Exhibit 10.23 to Amendment No. 4 to the Registration Statement on Form S-4 filed by Aviza Technology, Inc. (formerly, New Athletics, Inc.) with the Commission on October 28, 2005.

10.17

Security Agreement between Aviza, Inc. (formerly, Aviza Technology, Inc.) and Aviza Technology International, Inc. and VantagePoint Venture Partners IV (Q), L.P. dated August 6, 2004, incorporated by reference to Exhibit 10.24 to Amendment No. 4 to the Registration Statement on Form S-4 filed by Aviza Technology, Inc. (formerly, New Athletics, Inc.) with the Commission on October 28, 2005.

10.18

Reimbursement Agreement by and among Aviza, Inc. (formerly, Aviza Technology, Inc.), VantagePoint Venture Partners IV, L.P. and VantagePoint Venture Partners IV(Q), L.P. dated August 6, 2004, incorporated by reference to Exhibit 10.25 to Amendment No. 4 to the Registration Statement on Form S-4 filed by Aviza Technology, Inc. (formerly, New Athletics, Inc.) with the Commission on October 28, 2005.

10.19

Master Lease Agreement (No. 4281828) between Aviza, Inc. (formerly, Aviza Technology, Inc.), as lessee, and General Electric Capital Corporation, as lessor, dated as of May 11, 2004, incorporated by reference to Exhibit 10.26 to Amendment No. 4 to the Registration Statement on Form S-4 filed by Aviza Technology, Inc. (formerly, New Athletics, Inc.) with the Commission on October 28, 2005.

10.20

Form of Indemnity Agreements with directors and officers of Aviza Technology, Inc. (formerly, New Athletics, Inc.), incorporated by reference to Exhibit 10.30 to Amendment No. 4 to the Registration Statement on Form S-4 filed by Aviza Technology, Inc. (formerly, New Athletics, Inc.) with the Commission on October 28, 2005.

14.1	Code of Ethics.

21.1	Subsidiaries of Aviza Technology, Inc. (formerly, New Athletics, Inc.).

24.1	Power of Attorney (included on signature page).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.