Form 10-Q
period 2005-12-30
Aviza Technology, Inc.
filed 2006-02-13
CIK 1311396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2005

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

(Address of Principal Executive Offices including Zip Code)

(831) 438-2100

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    ☐      NO    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐                                     Accelerated filer  ☐                                     Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES    ☐      NO    ☒

As of February 6, 2006, the registrant had 10,300,783 shares of its common stock, par value $0.0001 per share, outstanding.

Aviza Technology, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par amounts and number of shares)

(unaudited)

	December 30,	September 30,
	2005	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,335	$7,437
Accounts receivable, net of allowance of $628 and $564, respectively	29,625	23,630
Inventory	37,846	24,253
Prepaid expenses and other current assets	8,340	11,632

Total current assets	86,146	66,952

PROPERTY, PLANT AND EQUIPMENT - net	22,713	19,569

INTANGIBLE ASSETS - net	5,157	4,000

OTHER ASSETS - net	554	388

TOTAL	$114,570	$90,909

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Bank borrowing - short term	$27,184	$30,724
Accounts payable	22,302	19,397
Warranty liability	13,774	13,599
Accrued liabilities	12,708	8,814

Total current liabilities	75,968	72,534

Mandatorily redeemable preferred stock, Series B and B-1, $100 par value - 110,000 shares authorized; 110,000 shares issued and outstanding at December 30, 2005 and September 30, 2005, respectively (liquidation preference of $11,317 and $11,097 at December 30, 2005 and September 30, 2005, respectively)	11,000	11,000

NOTE PAYABLE - Long term	6,402	6,463

Total liabilities	93,370	89,997

COMMITMENTS AND CONTINGENCIES (NOTE 8)

PREFERRED STOCK, SERIES A, $0.001 PAR VALUE - 10,000,000 shares authorized; 0 and 5,226,496 shares issued and outstanding at December 30, 2005 and September 30, 2005, respectively (liquidation preference of $32,650 at September 30, 2005)	—	32,650

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value - 5,000,000 shares authorized; none outstanding	—	—
Common stock, $0.0001 par value - 100,000,000 shares authorized; 10,300,783 and 475,065 shares issued and outstanding at December 30, 2005 and September 30, 2005, respectively	1	1
Additional paid in capital	61,597	4,040
Accumulated other comprehensive loss	(98)	(110)
Accumulated deficit	(40,300)	(35,669)

Total stockholders’ equity (deficit)	21,200	(31,738)

TOTAL	$114,570	$90,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Quarter Ended
	December 30,	December 24,
	2005	2004
NET SALES	$28,943	$62,519

COST OF GOODS SOLD	21,808	55,804

GROSS PROFIT	7,135	6,715

OPERATING EXPENSES:
Research and development costs	4,643	4,251
Selling, general and administrative costs	5,115	3,469
In-process research and development	393	—

Total operating expenses	10,151	7,720

LOSS FROM OPERATIONS	(3,016)	(1,005)

OTHER INCOME (EXPENSE):
Interest income	40	5
Interest expense	(1,386)	(840)
Other income (expense) - net	(147)	2

Total other income (expense)	(1,493)	(833)

LOSS BEFORE INCOME TAXES	(4,509)	(1,838)

INCOME TAXES	122	140

NET LOSS	$(4,631)	$(1,978)

Loss per share:
Basic and diluted	$(1.25)	$(7.92)

Weighted average common shares:
Basic and diluted	3,717,898	249,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended
	December 30,	December 24,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,631)	$(1,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	714	516
Amortization	910	420
Issuance of common stock warrants	251	—
Stock based compensation	107	—
Preferred stock dividend accrued	219	—
Provision for allowance for doubtful accounts	64	(35)
Changes in assets and liabilities:
Accounts receivable	8,224	(5,914)
Inventories	983	3,108
Prepaid and other assets	4,191	(3,290)
Accounts payable	(1,304)	(1,686)
Warranty liability	(1,204)	345
Accrued liabilities	700	(1,874)

Net cash provided by (used in) operating activities	9,224	(10,388)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from Trikon merger net of direct merger costs	7,366	—
Purchases of property and equipment	(1,462)	(755)

Net cash provided by (used in) investing activities	5,904	(755)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (payments) from credit lines	(3,625)	7,091
Proceeds from issuance of common stock	26	9
Payments on mortgage loan	(70)	(46)
Payment on capital lease obligations	(8)	—
Payments on short term borrowings	(8,650)	—

Net cash provided by (used in) financing activities	(12,327)	7,054

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,801	(4,089)

CASH AND CASH EQUIVALENTS:
Beginning of period	7,437	9,429

Effect of exchange rates on foreign cash balances	97	(1,347)

End of period	$10,335	$3,993

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$760	$377
Income taxes paid	$31	$—
Noncash investing and financing activities:
Fair value of common stock, options and warrants issued in the acquisition of Trikon Technologies, Inc.	$24,442	$—
Stock warrant issued in exchange for loan guarantee	$251	$—
Property and equipment included in accounts payable at quarter end	$232	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 30, 2005

(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. The interim financial information is unaudited and does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and operations have been included. Operating results for the quarter ended December 30, 2005 are not necessarily indicative of the results that may be expected for future quarters and the fiscal year ended September 29, 2006.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Aviza Technology, Inc. (the “Company” or “Aviza”) for the year ended September 30, 2005, which are included in the Company’s Annual Report on Form 10-K and the risk factors contained herein and therein.

The preparation of the accompanying unaudited condensed consolidated financial statements requires the use of estimates that affect the reported amounts of assets, liabilities, revenues, expenses and contingencies.  These estimates include, but are not limited to, estimates related to revenue recognition, allowance for doubtful accounts, inventory valuation, tangible and intangible long-term asset valuation, warranty and other obligations, contingent liabilities and litigation.  Estimates are updated on an ongoing basis and are evaluated based on historical experience and current circumstances.  Changes in facts and circumstances in the future may give rise to changes in these estimates which may cause actual results to differ from current estimates.

The Company’s current fiscal year will end on September 29, 2006 and includes 52 weeks. The Company closes its fiscal quarters on the last Friday of December, March, June and September.

On December 1, 2005, Aviza, Inc., formerly Aviza Technology, Inc. (“Former Aviza”) completed its consolidation through merger with Trikon Technologies, Inc. (“Trikon”). The merger transaction was effected through the formation of a new company originally named New Athletics, Inc., which issued shares of common stock in exchange for outstanding shares of common stock of Trikon and outstanding shares of common and series A preferred stock of Former Aviza. For accounting purposes, Former Aviza is deemed to have acquired Trikon because, immediately after the merger transaction, former stockholders of Former Aviza owned approximately 56% of the combined company and former stockholders of Trikon owned approximately 44% of the combined company. Each outstanding share of Former Aviza common and series A preferred stock was exchanged for .90043 of a share of New Athletics, Inc. common stock. All common stock and series A preferred stock and per share amounts for Former Aviza in these financial statements have been adjusted to give retroactive effect to this exchange ratio for all periods presented. Shares of series B and B-1 preferred stock of Former Aviza were not exchanged in the merger transaction and, accordingly, the related share and per share amounts have not been adjusted.

In connection with the merger transaction, New Athletics, Inc. changed its name to Aviza Technology, Inc. (“Aviza”), the common stock of which is publicly traded on the NASDAQ National Market under the symbol “AVZA.”

The following table details the impact of the exchange of shares associated with the merger on December 1, 2005:

			Post Exchange
	Pre Exchange	Exchange	Aviza Technology, Inc.
	Shares	Ratio	Common Shares
Former Aviza:
Preferred stock, Series A	5,804,446	0.90043	5,226,496
Common stock	559,889	0.90043	504,140
	6,364,335

Trikon:
Common stock	15,754,985	0.29	4,568,946

Total post exchange shares			10,299,582

Trikon and Former Aviza continue as subsidiaries of the Company.  The financial information presented in this report represents:

1)     the financial position of the Company and its subsidiaries as of December 30, 2005;

2)     the financial position of Former Aviza as of September 30, 2005;

3)     the results of operations and changes in cash flow of the Company and its subsidiaries for the quarter ended December 30, 2005, including Trikon from December 1, 2005 through December 30, 2005; and

4)     the results of operations and cash flows of Former Aviza for the quarter ended December 24, 2004.

See Note 5 for additional information related to the merger transaction.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.  Recent Accounting Pronouncements

Effective October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”).  SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services.  Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  The Company adopted the modified prospective application method as provided by SFAS 123(R).  Under this method, SFAS 123R was applied to new awards and to awards modified, repurchased or cancelled after the effective date.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered, such as unvested stock options, that are outstanding as of the date of adoption will be recognized as the remaining requisite services are rendered.  The compensation cost relating to unvested awards on October 1, 2005 was based on the grant-date fair value for those awards granted after June 24, 2005, the date of the Company’s initial filing of its Form S-4 registration statement relating to the Trikon merger as discussed in Note 5, and based on the intrinsic values as previously recorded under APB Opinion No. 25 for awards granted prior to that date.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). The amendments made by SFAS 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004.  The provisions of SFAS 151 will be applied prospectively. Aviza’s historical treatment of inventory costs is consistent with SFAS 151, and therefore adoption of SFAS 151 did not have an effect on its consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditioned on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a “conditional asset retirement obligation” if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of a “conditional asset retirement obligation.” FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Aviza does not believe the adoption of this interpretation will have an impact on its results of operations.

3.  Balance Sheet Details

	December 30,	September 30,
	2005	2005
	(in thousands)
Inventories:
Raw materials	$21,775	$14,149
Work-in-process	10,306	10,104
Finished goods and evaluation systems	5,765	—
Total	$37,846	$24,253

Prepaid expenses and other current assets:
Debt issuance costs	$1,947	$2,079
Deferred installation costs	2,818	3,685
Acquisition costs	—	4,112
Other	3,575	1,756
Total	$8,340	$11,632

Property, plant and equipment, net:
Land	$1,839	$1,839
Buildings and improvements	11,198	11,330
Machinery and equipment	8,677	6,677
Office furnishings, fixtures and equipment	2,058	1,420
Leasehold improvement	710	—
Construction in process	2,850	2,213
Total	27,332	23,479
Accumulated depreciation	(4,619)	(3,910)
Net property, plant and equipment	$22,713	$19,569

Intangible assets, net:
Licenses	$4,027	$4,000
Developed technology	725	—
Brands and trademarks	102	—
Customer relationships	231	—
Patents	81	—
Total	5,166	4,000
Accumulated amortization	(9)	—
Net intangible assets	$5,157	$4,000

Accrued liabilities:
Accrued payroll and payroll taxes	$3,492	$2,766
Deferred revenue	1,342	545
Customer advance payments	1,930	—
Other	5,944	5,503
Total	$12,708	$8,814

4.  Stock-Based Compensation

Effective October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”).  SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services.  Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

The Company adopted the modified prospective application method as provided by SFAS 123(R).  Under this method, SFAS 123R was applied to new awards and to awards modified, repurchased or cancelled after the effective date.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered, such as unvested stock options, that are outstanding as of the date of adoption will be recognized as the remaining requisite services are rendered.  The compensation cost relating to unvested awards at the date of adoption will be based on the grant-date fair value for those awards granted after June 24, 2005, the date of the Company’s initial filing of a Form S-4 registration statement relating to the merger transaction as discussed in Note 5, and based on the intrinsic values as previously recorded under APB Opinion No. 25 for awards granted prior to that date.

The fair value of each option is estimated at the date of grant using the Black-Scholes option valuation model.  The Company estimates expected stock price volatility based on historical volatility within a representative peer group.  The Company uses historical data to estimate expected life and forfeiture rates.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield.

The Company recognized stock-based compensation expense of $107,000 during the quarter ended December 30, 2005.  There is no related income tax benefit recognized in the condensed consolidated statements of operations recorded for the quarter ended December 30, 2005.  The estimated fair value of the Company’s stock options, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis.

The modified prospective transition method of SFAS 123(R) requires the presentation of pro forma information, for periods presented prior to the adoption of SFAS 123(R), regarding net loss and net loss per share as if the Company had accounted for its stock plans under the fair value method of SFAS 123(R).  For pro forma purposes, the fair value of stock options was estimated using the Black-Scholes option valuation model and amortized on a straight-line basis.  The pro forma amounts are as follows:

Quarter Ended
December 24, 2004
(in thousands, except per share data)
Net loss - as reported	$(1,978)
Deduction: stock-based employee compensation expense determined under the fair value method	(1)
Net loss - pro forma	$(1,979)

Los per share:
Basic and diluted - as reported	$(7.92)
Basic and diluted - pro forma	$(7.93)

The fair value of the Company’s stock options granted in the quarters ended December 30, 2005 and December 24, 2004 was estimated at the date of grant using the following weighted average assumptions:

	Quarter Ended
	December 30,	December 24,
	2005	2004
Expected life (years)	6.1	5.0
Risk-free interest rate	4.4%	4.0%
Stock price volatility	76.1%	0.0%
Dividend yield	0.0%	0.0%

The following table summarizes the Company’s stock option activity under the Plans as of December 30, 2005 and changes during the quarter then ended:

	Outstanding Options
		Weighted Average
	Shares	Exercise Price
Options
Outstanding at September 30, 2005	1,554,444	$0.96
Options assumed in merger with Trikon	512,401	$21.57
Granted	815,000	$5.60
Exercised	(30,276)	$0.87
Forfeited	(16,940)	$16.42
Outstanding at December 30, 2005	2,834,629	$5.93

As of December 30, 2005, there was $3.7 million of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures.  The cost is expected to be recognized over a weighted average period of approximately two years.

The following table details total stock-based compensation expense for the quarter ended December 30, 2005:

Quarter Ended
December 30, 2005
(in thousands)
Cost of goods sold	$12
Research and development costs	14
Selling, general and administrative costs	81
Pre-tax stock-based compensation expense	107
Income tax benefits	—
Net stock-based compensation expense	$107

5.  Merger and Other Transactions with Trikon Technologies, Inc.

On December 1, 2005, the stockholders of Trikon approved the merger of Trikon with the Company.  Trikon designs, manufactures and services wafer processing semiconductor manufacturing equipment primarily for front end of line applications.  Its products are used for chemical and physical vapor deposition and for etch applications and are sold to semiconductor manufacturers worldwide.  The Company believes that the addition of Trikon broadens the Company’s product portfolio and its ability to provide a wider suite of solutions for customer applications.  In accordance with the provisions of SFAS No. 141, Aviza is treated as the acquirer for financial reporting purposes.  In the merger transaction, a wholly owned subsidiary of the Company was merged with and into Trikon.  Trikon stockholders received 0.29 of a share of Aviza common stock in exchange for each share of Trikon common stock they owned.  A total of 4,568,946 shares of Aviza common stock were issued in exchange for the outstanding common stock of Trikon as of December 1, 2005.  The common stock issued in the transaction was valued using the average closing price of Trikon’s common stock on November 30, and December 1, 2005.

In connection with the merger transaction, Aviza assumed a warrant issued by Trikon to an investor for the purchase of 101,500 shares of common stock (“investor warrants’) with an exercise price of $21.55 per share. In addition, further warrants for the purchase of 15,225 shares of common stock (“placement agent warrants”) were issued to the placement agent. The warrants expire October 22, 2007. The warrants may be redeemed at the option of Trikon for $0.34 at any time after the first anniversary of the closing date provided that for any 20 trading days in a 30-day trading period the closing market price exceeds $38.79 for the investor warrants, and $40.34 for the placement agent warrants, and the average daily trading volume of Aviza common stock exceeds 43,500 shares.

In addition, 629,570 shares of common stock were reserved for issuance upon exercise of Trikon common stock options and warrants assumed at December 1, 2005.  The fair value of the common stock options and warrants was estimated to be $810,000.  The options and warrants were valued using the Black-Scholes option pricing model with the following assumptions:

	Common Stock
	Options	Warrants
Dividend yield	0.0%	0.0%
Stock price volatility	72.4%	60.5%
Expected life (months)	56	21
Risk-free interest rate	4.4%	4.4%
Market value per common share	$5.17	$5.17

A summary of the total consideration is as follows (in thousands):

Issuance of Aviza common stock	$23,632
Value of substitute options and warrants to acquire 629,570 shares of Aviza common stock in exchange for all outstanding options and warrants of Trikon	810

Total equity consideration	24,442
Direct merger costs	6,016

Total consideration	$30,458

Direct costs related to the merger totaled $6.0 million.  This amount consisted of $2.7 million for legal services, $1.5 million for accounting and finance services, $1.0 million for services from investment bankers, and $0.8 million of other direct costs related to the merger.

Under the purchase method of accounting, the total consideration issued for Trikon common stock, options and warrants as shown in the table above is allocated to the Trikon tangible and intangible assets, and liabilities based on their estimated fair values as of the date of the merger transaction.  The unaudited information is based on management’s estimates of fair values supported as necessary by valuations performed by external valuation professionals.  The allocation of total consideration to Trikon’s tangible and intangible assets is set forth in the following table (in thousands):

Trikon historical net book value		$30,565
Estimated fair value adjustments:
Inventory to fair value	1,492
Property, plant and equipment	13,439
Deferred income, net of related costs	3,524
Deferred rent	583
Accrued liabilties	(241)
Intangible assets:
Customer relationships	2,126
Brands and trademarks	940
Patents	744
Developed technology	6,673
In-process research and development	3,615
Licenses	253
Total estimated fair value of intangible assets	14,351

Total fair value adjustments		33,148

Fair value of net assets acquired		63,713
Excess of fair value of net assets over consideration		(33,255)
Total consideration allocated		$30,458

The purchase price allocation is subject to change if the Company obtains additional information concerning the fair value of certain tangible assets and liabilities of Trikon at December 1, 2005.

In accordance with generally accepted accounting principles, the excess of the fair value of Trikon’s net assets over the consideration given has been allocated as a pro rata reduction of the amounts that would otherwise have been allocated to Trikon’s non-current assets acquired.  The allocation of the excess fair value is as follows (in thousands):

Property, plant and equipment	$20,463

Customer relationships	1,895
Brands and trademarks	838
Patents	663
Developed technology	5,948
In-process research and development	3,222
Licenses	226

Allocation of excess fair market value to intangibles	12,792

Excess fair market value of net assets over consideration	$33,255

After allocation of the excess fair market value, the value of the intangibles acquired via the merger is as follows (in thousands):

Customer relationships	$231
Brands and trademarks	102
Patents	81
Developed technology	725
In-process research and development	393
Licenses	27
Total intangibles acquired	$1,559

A portion of the merger consideration was allocated to identifiable intangible assets.  After allocation of the excess fair market value related to the transaction, the identifiable intangibles acquired totaled $1.6 million. Of the intangibles acquired, $393,000 was allocated to in-process research and development.  The value of the in-process research and development was written off to in-process research and development expense during the quarter ended December 30, 2005.

The intangible assets are being amortized over their estimated useful lives.  With the exception of in-process research and development, the useful lives of the intangibles range from ten to fifteen years.  In-process research and development consists of research and development in process at the time of the merger which has not demonstrated its technological feasibility and does not have an alternative future use.

As a result of the merger transaction, Aviza recorded a restructuring liability of $241,000 primarily relating to building closures of $96,000 and employee severance and related payments of $145,000.  These costs were included in determination of the fair value of the net assets acquired in the merger transaction.

The write-ups and write-downs of Trikon’s assets to fair value for financial reporting purposes result in a difference for income tax reporting.  This fair value write-up of inventory and intangibles, as well as the reduction of deferred income, deferred rent and certain accrued liabilities, was not recorded for tax purposes due to the merger transaction being a tax-free transaction.  This will cause Aviza to have less revenue and more expenses for financial statement purposes than for tax purposes with respect to these items.   As a result, Aviza recorded a net current deferred tax liability of $1.6 million relating to these items.  Similarly, the write-down of Trikon’s property, plant, and equipment, as well as the reduction of certain accrued liabilities to fair value for financial reporting purposes results in a difference for income tax reporting. This will cause Aviza to have less depreciation and other expenses for financial statement purposes than for tax purposes with respect to these items.   As a result, Aviza recorded a deferred tax asset of $1.6 million relating to these items.

A deferred tax asset of $31.8 million was recorded as part of the merger representing future tax deductions (primarily net operating loss carry forwards) which can only be realized to the extent of future taxable income.  At December 30, 2005, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize its net deferred tax assets in excess of the deferred tax liabilities recorded in relation to the write-up of inventory and intangibles to fair value at the merger date described above.  Accordingly, the net deferred tax assets have been offset in full by a valuation allowance at December 30, 2005.

On March 14, 2005, the Company entered into a joint development agreement with Trikon related to the development of control software to be used in certain of the Company’s products.  As part of the agreement, the Company paid a $4.0 million license fee and agreed to pay royalties based on sales of the licensed product.  The license has an estimated life of 10 years. In connection with the merger transaction, no royalty payments are made, and the $4.0 million license fee is amortized over the 10-year estimated life of the license.

Amortization expense relating to the intangibles described above was $9,000 during the quarter ended December 30, 2005.  There was no amortization of intangibles during the quarter ended December 24, 2004.   Based on the intangible assets recorded at December 30, 2005, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal year ending:

September 29, 2006 (remaining 9 months)	$354
September 28, 2007	516
September 26, 2008	516
September 25, 2009	516
September 24, 2010	516
Thereafter	2,739
Total	$5,157

Pro Forma Financial Information for the Acquisition of Trikon

The results of operations of Trikon have been included in the results of operations of Aviza from the December 1, 2005 merger date.  The following unaudited pro forma financial information presents the results of operations for the quarter ended December 30, 2005 as if the acquisition of Trikon had occurred on October 1, 2005, the beginning of the Company’s fiscal year 2006.  The pro forma financial information for the combined entities has been prepared for comparative purposes only and is not necessarily indicative of what actual results may have been if the acquisition had in fact occurred at the beginning of fiscal 2006 or of future results.

Quarter Ended
December 30,
2005
(in thousands, except per share amounts)
Net sales	$38,118
Net loss	$(4,744)

Net loss per share:
Basic and diluted	$(0.46)

6.  Borrowing Facilities

As of December 30, 2005, the Company has a line of credit agreement with a bank under which it may borrow up to $40,000,000.  Of this amount, a total of $20,000,000 of the line is secured by first priority liens on all of Aviza’s existing and future acquired assets, and the remaining portion of the line is guaranteed by the Company’s majority shareholder, VantagePoint Venture Partners (“VPVP”).  The credit facility has a stated maturity of August 11, 2007.  Borrowings under the line of credit accrue interest at the bank’s prime rate plus 0.5%, which is payable monthly.  The terms of the line of credit agreement prohibit the Company from paying cash dividends on its common stock.  Under the terms of the line of credit agreement, Aviza is required to meet certain financial operating covenants.

At September 30, 2005, the Company was in violation of these covenants.  Based on VPVP’s guarantee that it would not require reimbursement from the Company prior to September 30, 2006, should VPVP be required to make payment under the guarantee, on December 20, 2005, the bank waived non-compliance under the agreement as of September 30, 2005.  The agreement has subsequently been amended to include Aviza as obligor and the covenants reset.  At that time and in connection with the merger transaction, VPVP continued its guarantee under the line of credit on behalf of the Company.  The Company issued VPVP an additional warrant to purchase 290,000 shares of common stock in connection with its continued guarantee.  Borrowings under this credit line were $26,135,000 at December 30, 2005.

A subsidiary of the Company has a revolving line of credit for 200,000,000 Japanese Yen (approximately $1,700,000 at the exchange rate on December 30, 2005) under which there were no borrowings at December 30, 2005. The credit line bears interest at 1.5% per annum.

Trikon had a credit facility with a bank on which it had borrowed £5.0 million, approximately $8.7 million at the exchange rate on December 30, 2005.  The facility was repaid in full on December 30, 2005 and the facility expired December 31, 2005.

Notes Payable

Mortgage—Aviza’s mortgage note payable is secured by a mortgage on Aviza’s land and buildings and matures on September 30, 2007. The debt carries interest calculated as the sum of LIBOR rates plus a margin of 5.25% and is repayable in monthly principal installments of $23,333 plus interest. The effective interest rate at December 30, 2005 and September 30, 2005 was 9.625% and 9.0%, respectively.

Under the provisions of the revolving line of credit and the mortgage note payable, Aviza is required to maintain interest rate protection on a portion of its indebtedness. To satisfy this obligation, in August 2004 and September 2004, Aviza entered into interest rate cap agreements with financial institutions for a total notional amount of $17,000,000, expiring on August 6, 2007 and October 10, 2006, respectively. Under the revolving line of credit agreement, Aviza continues to pay interest at the bank’s prime rate plus 0.50% (7.75% at December 30, 2005); however, the maximum rate is set at 8.25%. Under the note payable, Aviza continues to pay interest at LIBOR rates plus a margin of 5.25%; however, the maximum rate for the LIBOR component is 6.75%. Any changes in the fair value of the interest rate caps is charged to or credited to interest expense. At December 30, 2005 and September 30, 2005, the fair value of the interest rate caps was $11,000 and $14,000, respectively.

Loan Guarantee — Warrants

Prior to the merger transaction, Former Aviza granted warrants to VPVP to purchase an aggregate of $20 million of preferred stock at a price of $5.625 per share.  Former Aviza allocated approximately $3.5 million of the line of credit to the warrant and is amortizing the amount to interest expense over the term of the debt.  These warrants did not convert as part of the merger transaction.

In exchange for its continued guarantee of a portion of the Company’s bank line of credit, on December 1, 2005, Aviza issued warrants to purchase 290,000 shares of common stock of $31.03 per share to VPVP.  The warrants have a term of four years.  The warrants were valued using the Black-Scholes option valuation model using with the following assumptions:

Stock price	$5.21
Expected life (in years)	4.0
Exercise price	$31.03
Risk-free interest rate	4.4%
Stock price volatility	70.8%
Dividend yield	0.0%

Based on the preceding assumptions and the fair value of the related debt, the warrants issued on December 1, 2005 were valued at $251,000 at December 1, 2005.  The fair value of the warrants will be amortized to interest expense over the remaining term of the bank line of credit.

The total amount allocated to the debt associated with the above mentioned warrants, as determined using the Black-Scholes option valuation method, was $3.8 million. These amounts are being charged to interest expense on a straight-line basis over the lives of the related loans. The unamortized costs relating to these costs is recorded as prepaid expenses and other current assets and other assets of $1,947,000 and $98,000 at December 30, 2005 and $2,079,000 and $131,000 at September 30, 2005. An aggregate fee of $1,147,000 was paid to lenders for the revolving line of credit and the property mortgage.

During the three-month periods ended December 30, 2005 and December 24, 2004, Aviza recorded $413,000 and $402,000 of expense related to amortization of the debt issuance and warrant costs, respectively.  The amortization is recorded in interest expense. Estimated future amortization of these charges consists of the following (in thousands):

Fiscal Years Ending
September 29, 2006	$1,320

September 28, 2007	725

Total	$2,045

7.  Warranty and Guarantees

Warranty—The Company accrues for the estimated cost of the warranty on its systems, which includes the cost of the labor and parts necessary to repair systems during the warranty period. The amounts recorded in the warranty accrual are estimated based on actual historical costs incurred and on estimated probable future expenses related to current sales. The warranty accrual is spread over the warranty period on a straight-line basis. Systems typically have warranty periods ranging from one to three years. The components of the warranty accrual are as follows:

	Three Months Ended
	December 30,	December 24,
	2005	2004
	(in thousands)
Beginning warranty accrual	$13,599	$13,533
Additional accruals charged to cost of sales	1,311	2,297
Warranty liability assumed in merger	1,386	—
Warranty costs incurred	(1,286)	(1,767)
Expirations and change in liability for pre-existing warranties during the period	(1,236)	—
Ending warranty accrual	$13,774	$14,063

Guarantees—In addition to product warranties, the Company, from time to time, in the normal course of business, indemnifies certain customers against third-party claims that the Company’s products, when used for their intended purposes, infringe the intellectual property rights of such third party or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and no liabilities have been recorded for these obligations on the balance sheet at December 30, 2005 and September 30, 2005, respectively.

8.  Commitments and Contingencies

The Company’s Scotts Valley location is a federal Superfund site. Chlorinated solvent and other contamination was identified at the site in the early 1980’s, and by the late 1980’s Watkins Johnson Corporation (“WJ”) (a previous owner of the Company) had installed a groundwater extraction and treatment system. In 1991, WJ entered into a consent decree with the United States Environmental Protection Agency providing for remediation of the site. In July 1999, WJ signed a remediation agreement with an environmental consulting firm, ARCADIS Geraghty and Miller (“ARCADIS”). Pursuant to this remediation agreement, WJ paid approximately $3 million in exchange for which ARCADIS agreed to perform the work necessary to assure satisfactory completion of WJ’s obligation under the consent decree. The agreement also includes a cost overrun guaranty from ARCADIS up to a total project cost of $15 million. In addition, the agreement included procurement of a ten-year, claims-made insurance policy to cover overruns of up to $10 million from American International Specialty (“AIS”), along with a ten-year, claims-made $10 million policy to cover unknown pollution conditions at the site.

Failure of WJ, ARCADIS, or AIS to fulfill their obligations may subject the Company to substantial fines, and the Company could be forced to suspend production, alter manufacturing processes or cease business operations, any of which could have a material negative effect on the sales, income and business operations.

Management believes that the likelihood of the failure of WJ, ARCADIS or AIS is remote and that any remaining or uninsured environmental liabilities will not have a material effect on the Company’s results of operations or financial position.

In the merger transaction, Aviza assumed Trikon’s leases, commitments and contingencies.  Trikon leases certain equipment under capital leases.  Trikon also leases its offices, manufacturing facilities and certain equipment under non-cancelable operating lease agreements.  Certain leases are subject to escalation clauses based on applicable inflation indexes.

Other than operating leases for certain equipment and real assets, Aviza has no significant off-balance sheet transactions or unconditional purchase obligations.

As of December 30, 2005, Aviza’s cash obligations and commitments relating to its debt obligations and lease payments were as follows:

	Payments due by period
		Less Than	One to	Three to	Greater than
	Total	One Year	Three Years	Five Years	Five Years
	(in thousands)
Bank Loan (revolving line of credit)	$26,135	$26,135	$—	$—	$—
Note Payable	6,673	280	6,393	—	—
Other Short-Term Borrowings	684	684	—	—	—
Operating Lease Obligations	7,029	2,394	3,263	1,370	2
Capital Lease Obligations	94	85	9	—	—

Prior to the merger transaction, Trikon was a party to an employment lawsuit in France.  On March 10, 2004 Dr. Jihad Kiwan departed Trikon as Director and Chief Executive Officer. On March 29, 2004 and April 2, 2004 Trikon received letters from a United Kingdom law firm and from a French law firm respectively, on behalf of Dr. Kiwan, detailing certain monetary claims for severance amounts due to Dr. Kiwan with respect to his employment with Trikon. On April 28, 2004 Dr. Kiwan filed a lawsuit in France and on June 10, 2004 filed similar proceedings in the United Kingdom. Dr. Kiwan has subsequently withdrawn the proceedings in the United Kingdom. Trikon and the Company are in the process of vigorously defending against the French claim. Trikon and the Company do not believe that the outcome of these claims will be material to the results of operations or the financial condition of the Company.

9.  Geographic Information and Major Customers

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

The Company operates in three geographical regions: Asia Pacific, Europe and the United States. For geographical reporting, revenues are attributed to the geographical locations in which the customers’ facilities are located while long-lived tangible assets are attributed to the geographic location in which they are located. The following details Company sales and long-lived assets by geographical region:

	Quarter Ended
	December 30,	December 24,
	2005	2004
	(in thousands)
Net sales:
Asia Pacific	$17,002	$44,013
Europe	5,629	15,869
United States	6,312	2,637
Total net sales	$28,943	$62,519

	December 30,	September 30,
	2005	2005
	(in thousands)
Long-lived tangible assets:
Asia Pacific	$268	$300
Europe	2,716	162
United States	19,729	19,107
Total long-lived tangible assets	$22,713	$19,569

10.  Comprehensive Loss

The components of comprehensive loss are as follows:

	Quarter Ended
	December 30,	December 24,
	2005	2004
	(in thousands)
Net loss	$(4,631)	$(1,978)
Currency translation adjustment	12	(227)

Total comprehensive loss	$(4,619)	$(2,205)

11.  Loss Per Share

Basic loss per share has been computed based upon the weighted average number of common shares outstanding for the periods presented. For diluted loss per share, shares used in the per share computation include weighted average common and potentially dilutive shares outstanding. Potentially dilutive shares during the quarter ended December 30, 2005, consist of the Company’s Series B and B-1 preferred stock and shares issuable upon the assumed exercise of dilutive stock options and warrants. During the quarter ended December 24, 2004, potentially dilutive shares consisted of the Company’s Series A preferred stock exercisable into 5.2 million shares of common stock and shares issuable upon the assumed exercise of dilutive stock options.  Because the Company recorded a net loss during the quarters ended December 30, 2005 and December 24, 2004, the calculation of dilutive loss per share excludes potentially dilutive shares as they were anti-dilutive and would have reduced the loss per share.  The following details the calculation of net loss per share for the periods presented (in thousands except share and per share data):

	Quarter Ended
	December 30,	December 24,
	2005	2004
Numerator:
Net loss	$(4,631)	$(1,978)

Denominator:
Weighted average shares, basic	3,717,898	249,637
Dilutive effect of options and preferred stock	—	—
Total diluted	3,717,898	249,637

Basic and diluted net loss per share	$(1.25)	$(7.92)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see the “Risk Factors” set forth in Item 1A of Part II of this report, the “Liquidity and Capital Resources” section under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this item of  this report and the other risks and uncertainties that are set forth elsewhere in this report or detailed in our other Securities and Exchange Commission reports and filings. We assume no obligation to update these forward-looking statements.

The following discussion and analysis of the financial condition and results of operations of Aviza should be read together with the condensed consolidated financial statements of Aviza and related notes that are included elsewhere in this report and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Overview

Aviza Technology, Inc. (“Aviza”), formerly New Athletics, Inc. was incorporated in 2004 for the purpose of effecting the merger of Aviza, Inc., formerly Aviza Technology, Inc., and Trikon Technologies, Inc.  The financial condition, results of operations and changes in cash flows for periods prior to December 1, 2005 presented in the condensed consolidated financial statements included in this report represent the activities of Aviza, Inc.

On December 1, 2005, Aviza completed its consolidation through merger with Trikon Technologies, Inc.  Aviza’s common stock became publicly traded on the Nasdaq National Market under the symbol “AVZA” upon the completion of the merger.  Aviza accounted for the merger transaction as a purchase of Trikon by Aviza, using the purchase method of accounting.  As a result of the completion of the merger transaction, Aviza’s results of operations will include Trikon’s results of operations for all periods after December 1, 2005.  We believe that the combined product lines of Aviza and Trikon will present a more competitive suite of products to customers in the semiconductor industry.

Aviza develops, manufactures, markets and services integrated circuit fabrication process equipment for the global semiconductor, compound semiconductor, nanotechnology and other related industries.  Customers for these products include wafer manufacturers and semiconductor integrated circuit, or IC, manufacturers, who either use the ICs for their own captive products or sell them to other companies. Aviza’s equipment is primarily used by IC manufacturers in the beginning of the semiconductor manufacturing process, commonly known as front end of line, or FEOL, manufacturing. Aviza has developed a variety of distinct product lines, including thermal processing furnaces, atomic layer deposition, or ALD, low-pressure chemical vapor deposition, or LPCVD, and atmospheric pressure chemical vapor deposition, or APCVD, products. To date, more than 2,500 Aviza systems have been installed worldwide.

As part of its focus on the ALD market, Aviza acquired a license agreement with another semiconductor equipment company under which it distributed single wafer ALD products manufactured by the licensor.  As a result of a disagreement as to interpretation of the rights of the parties under the license agreement and how best to approach the ALD market, the parties agreed in May 2004, as subsequently amended, to terminate the license agreement and that Aviza would not ship any such products after December 31, 2005. As a result, Aviza will not recognize any revenue attributable to these products after December 31, 2005, other than the remaining contractual revenue attributable to products previously shipped. Aviza recognized net sales of $2.9 million, $7.6 million and $21.6 million attributable to these products in the fiscal quarters ended December 30, 2005 and December 24, 2004 and the fiscal year ended September 30, 2005, respectively. Aviza is currently in the process of developing its own products to address the ALD market.

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

Aviza typically sells equipment and installation services as a bundled arrangement.  In accordance with EITF 00-21, Revenue Arrangements with Multiple Deliverables, the fair value of installation is determined as the price Aviza charges for similar installation services provided to its customers without regard to the warranty provisions. Upon shipment of Aviza’s proven technology, Aviza records revenue upon shipment at the lesser of (i) the residual amount after deducting the fair value of undelivered services from the contractual value or (ii) the non-contingent amount. The remaining contractual revenue is recorded upon successful installation of the product. Cost of the equipment relating to proven technology is recorded upon shipment. To the extent a loss is calculated on shipment due to the foregoing deferral of revenue, a portion of the cost is also deferred to reflect zero gross profit at the time of shipment. The residual revenue, deferred costs and installation costs are recorded upon successful installation of the product. Revenue and cost of equipment relating to new technology is deferred until installation and acceptance at the customer’s premises is completed.

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

Aviza intends to pursue strategic acquisitions of other semiconductor equipment companies and other complementary technologies that it believes will enable it to expand its product offerings in the IC fabrication equipment market.

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

Aviza believes that the following critical accounting policies affect its more significant judgments used in the preparation of its consolidated financial statements:

Acquisition of Trikon Technologies, Inc.

In connection with Aviza’s acquisition of the business of Trikon, Aviza allocated the purchase price associated with the acquisition to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The valuations of these intangible assets required Aviza to make significant estimates and assumptions.

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

Aviza typically sells equipment and installation services as a bundled arrangement. The fair value of installation is determined as the price Aviza charges for similar services provided to its customers without regard to the warranty provisions. Upon shipment of Aviza’s proven technology, Aviza records revenue upon shipment at the lesser of (i) the residual amount after deducting the fair value of undelivered services from the contractual value or (ii) the non-contingent amount. The remaining contractual revenue is recorded upon successful installation of the product. Cost of the equipment relating to proven technology is recorded upon shipment. To the extent a loss is calculated on shipment due to the foregoing deferral of revenue, a portion of the cost is also deferred to reflect zero gross profit at the time of shipment. The residual revenue, deferred costs and installation costs are recorded upon successful installation of the product.

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

Stock-Based Compensation

Effective October 1, 2005, Aviza adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”).  SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period.  The measurement of stock-based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk-free interest rate, and award cancellation rate.  The input factors to use in the valuation model are based on subjective future expectations combined with management judgment.  If there is a difference between the assumptions used in determining stock-based compensation costs and the actual factors which become known over time, Aviza may change the input factors used in determining stock-based compensation costs.  These changes may materially impact Aviza’s results of operations in the period such changes are made.

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

Aviza records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While Aviza has considered future taxable income and any ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if Aviza were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, if Aviza were to determine that it would not be able to realize all or part of a net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. As of December 30, 2005, Aviza had a full valuation allowance for its net deferred tax assets.

Results of Operations

The financial information in the table below is for the quarters ended December 30, 2005 and December 24, 2004.

	Quarter Ended
	December 30,	December 24,
	2005	2004
Net sales	100%	100%
Cost of goods sold	75%	89%
Gross profit	25%	11%
Operating expenses:
Research and development costs	16%	7%
Selling, general and administrative costs	18%	6%
In-process research and development	1%	—
Total operating expenses	35%	13%
Loss from operations	(10)%	(2)%
Other income (expense):
Interest income	0%	0%
Interest expense	(5)%	(1)%
Other income (expense), net	(1)%	0%
Total other income (expense)	(6)%	(1)%
Loss before income taxes	(16)%	(3)%
Income taxes	0%	0%
Net loss	(16)%	(3)%

Net Sales

Net sales consist of revenue recognized upon shipment or installation of proven technology and upon acceptance for new technology. In addition, spare parts sales are recognized upon shipment. Service revenue is recognized upon completion of the service activity or ratably over the term of the service contract.

	Quarter Ended
	December 30,	December 24,
	2005	2004
	(in thousands)
Net sales	$28,943	$62,519

Net sales for the quarter ended December 30, 2005 decreased by $33.6 million, or 54%, from the quarter ended December 24, 2004. Decrease in net sales from quarter to quarter was primarily due to the change in status of Aviza’s RVP-300 and ALD products from “new” to “proven” technology during the quarter ended December 24, 2004, which resulted in recognition of $29.3 million of revenue on previously shipped “new” technology.  The change in status was due to sufficient customer acceptances of these products in accordance with Aviza’s revenue recognition policy.  Approximately $2.7 million of the decline was due to a 15% decrease in unit shipments from quarter to quarter.  Spares and service revenues decreased by 21% from the quarter ended December 24, 2004 due to the timing of sales in the prior quarter and lower customer demand for older legacy spare parts.  In addition, Aviza had a $0.9 million one-time sale of spare parts associated with a discontinued product line during the quarter ended December 24, 2004.

The operations of the merged Trikon subsidiary contributed approximately $0.6 million in revenue for the period from merger through the end of the quarter.

Aviza’s net sales for fiscal 2006 may be adversely affected by Aviza’s inability to sell certain ALD products.  As a result of a disagreement as to the interpretation of the rights of the parties to a license agreement between Aviza and another semiconductor equipment company, under which Aviza distributed single wafer ALD products manufactured by the licensor, the parties agreed to terminate the license agreement and Aviza would not ship any such products subsequent to December 31, 2005.  As a result, Aviza will not recognize any revenue attributable to these products after December 31, 2005 other than the remaining contractual revenue attributable to products previously shipped.  Aviza recognized net sales of $2.9 million, $7.6 million and $21.6 million attributable to these products in the fiscal quarters ended December 30, 2005 and December 24, 2004 and the fiscal year ended September 30, 2005, respectively.  Aviza is currently in the process of developing its own products to address the ALD market.

Gross Profit and Gross Margin

Gross profit is the difference between net sales and cost of goods sold. Cost of goods sold consists of purchased material, labor and overhead to manufacture equipment or spare parts and the cost of service and factory and field support to customers for warranty, installation and paid service calls. In addition, the cost of outsourcing the assembly or manufacturing of systems and subsystems to third parties is included in cost of goods sold. Gross margin is gross profit as a percentage of net sales.

	Quarter Ended
	December 30,	December 24,
	2005	2004
	(dollars in thousands)
Gross profit	$7,135	$6,715
Gross margin	25%	11%

The increase in gross profit of $0.4 million, or 6%, for the quarter ended December 30, 2005 versus the quarter ended December 24, 2004 was primarily a result of higher average selling prices on the RVP-300 product line, improvements in RVP-300 product line configurations, higher gross margins recognized on a greater number of product installations, and increased gross margins generated by a change in product mix with a larger proportion of shipments relating to Aviza’s older product lines (AVP, APCVD and VTR).  These increases were offset slightly by lower gross margins on spare parts and service sales and under-absorption of manufacturing costs in Trikon during December 2005.  The reduction in service gross margins related primarily to the sale of $0.9 million of inventory in the quarter ended December 24, 2004 that had been previously written down.

Aviza records revenue upon shipment at the lesser of (i) the residual amount after deducting the fair value of undelivered services from the contractual value or (ii) the non-contingent amount, and only records the remaining contractual revenue upon successful installation of the product.  During the quarter ended December 24, 2004, the Company’s RVP-300 and ALD products became “proven” technology.  Approximately $29.3 million in revenue recognized on “proven” technology in that quarter related to systems shipped during previous quarters as “new” technology.  While this resulted in higher net sales for the quarter ended December 24, 2004 compared to the quarter ended December 30, 2005, the gross margin attributable to this revenue was less than 10%, which resulted in lower gross margins during the quarter ended December 24, 2004.

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

	Quarter Ended
	December 30,	December 24,
	2005	2004
	(dollars in thousands)
Research and development costs	$4,643	$4,251
Percent of total revenue	16%	7%

The increase in research and development costs was due primarily to $500,000 in costs incurred by Trikon subsequent to the merger transaction on December 1, 2005. While spending by Former Aviza on research and development remained relatively constant from quarter to quarter, the distribution of the costs and expenses during the quarter ended December 30, 2005 was directed more toward advancement of Aviza’s ALD and variable batch thermal programs than during the prior period.

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

	Quarter Ended
	December 30,	December 24,
	2005	2004
	(dollars in thousands)
Selling, general and administrative costs	$5,115	$3,469
Percent of net sales	18%	6%

The increase in selling, general and administrative expenses in the quarter ended December 30, 2005 over the quarter ended December 24, 2004 was due primarily to $750,000 of expenses incurred in connection with the merger with Trikon, which contributed to an increase in sales commissions to third party representatives and the difference between foreign currency exchange losses of $208,000 for the December 2005 quarter as compared to a foreign currency exchange gains of $552,000 during the December 2004 quarter.  These increases were partially offset by lower employee compensation costs due to cost control measures implemented during the quarter.

In-process Research and Development

	December 30,	December 24,
	2005	2004
	(dollars in thousands)
In-process research and development	$393	$—
Percent of net sales	1%	—

In process research and development increased $393,000 as a result of the acquisition merger transaction with Trikon and represents the write-off of technology that had not yet reached technological feasibility.

Interest Expense

	December 30,	December 24,
	2005	2004
	(dollars in thousands)
Interest expense	$1,386	$840
Percent of net sales	5%	1%

Aviza’s interest expense for the quarters ended December 30, 2005 and December 24, 2004 consisted primarily of interest incurred on its revolving lines of credit, its other line of credit, which is secured by a mortgage on Aviza’s land and buildings, amortization of debt issue costs on its lines of credit and amortization of the fair value of the warrants issued to affiliates of VantagePoint Venture Partners, or VPVP, in consideration for VPVP’s agreement to guarantee a portion of Aviza’s revolving line of credit.  Aviza’s aggregate borrowings under its revolving lines of credit and mortgage line of credit were $32.8 million as of December 30, 2005 and $34.5 million as of December 24, 2004.  Aviza recorded amortization of debt issuance costs and the fair value of warrants of $413,000 and $402,000 during the quarters ended December 30, 2005 and December 24, 2004, respectively.

During the quarter ended December 31, 2005 dividends earned of $220,000 on the mandatorily redeemable preferred Series B and B-1 stock was charged to interest expense.  There was no charge for dividends to interest expense in the quarter ended December 24, 2004.

Income Taxes

Because Aviza has incurred significant operating losses, no material federal or state income taxes have been recorded. Aviza recorded income taxes relating to certain profitable international subsidiaries.

Liquidity and Capital Resources

At Aviza’s inception, affiliates of VPVP funded Aviza with a cash investment of $32.7 million to acquire the business from ASML and to fund Aviza’s initial operations. Since then, Aviza has funded its operations through borrowings under its revolving line of credit and its mortgage line of credit as well as from the proceeds of the issuance of preferred stock. As of December 30, 2005, Aviza had $13.9 million available for additional borrowings under its revolving credit facility, subject to certain conditions, and $5.0 million available for additional borrowings under its mortgage line of credit, subject to Aviza’s ability to meet certain financial or property zoning criteria.

At December 30, 2005, Aviza’s cash and cash equivalents were $10.3 million as compared to $7.4 million at September 30, 2005.

At September 30, 2005, Aviza was in violation of the debt covenants under its revolving line of credit with Bank of America. Based on VPVP’s guarantee that it would not require reimbursement from Aviza prior to September 30, 2006 should VPVP be required to make any payment under the guarantee, as of December 1, 2005, Bank of America waived Aviza’s non-compliance under the agreement at September 30, 2005, in the fourth amendment to the revolving credit facility.  The amendment to the credit facility included revision of the covenants.

Cash Flows from Operating Activities

Aviza’s cash provided by operating activities was $9.2 million for the quarter ended December 30, 2005.  This consisted primarily of cash used to fund net losses of $4.6 million, which was offset in part by non-cash expense adjustments (depreciation, amortization, bad debt, common stock warrants, preferred stock dividend and stock-based compensation) aggregating $2.2 million. Net changes in assets and liabilities during the quarter ended December 30, 2005 provided $11.6 million of cash.  This increase in cash was provided by decreases of accounts receivable, inventory, and prepaid and other assets of $8.2 million, $1.0 million and $4.2 million, respectively.  This increase in cash was reduced by a net decrease in accounts payable, warranty liability and accrued liabilities of $1.8 million.

Aviza’s cash used in operating activities for the quarter ended December 24, 2004 was $10.4 million.  This consisted primarily of cash used to fund net losses of $2.0 million, which was offset in part by depreciation and amortization aggregating $0.9 million. Net changes in assets and liabilities during the quarter ended December 24, 2004 used $9.3 million of cash. Approximately $5.9 million of cash was used to fund increased accounts receivable, $3.3 million to fund prepaid and other assets, $1.6 million to fund a reduction in accounts payable and $1.9 million to fund reductions in the accrued liabilities. These increases were partially offset by a decrease in inventories of $3.1 million and a decrease in the warranty accrual of $0.3 million.

Cash Flows from Investing Activities

Aviza’s cash provided by investing activities for the quarter ended December 30, 2005 was $5.9 million. This consisted of $13.4 million provided by Trikon from the merger transaction which was reduced by direct merger costs of $6.0 million incurred by Aviza.  Cash of $1.5 million was used primarily to purchase equipment used in Aviza’s development and demonstration laboratories.

Aviza’s cash used in investing activities for the quarter ended December 24, 2004 was $755,000 and was used entirely to purchase property and equipment.

Cash Flows from Financing Activities

Aviza’s net cash used in financing activities for the quarter ended December 30, 2005 was $12.3 million.  Aviza used $3.6 million of cash to reduce net bank borrowings under its revolving line of credit.  On December 30, 2005, Trikon repaid in full $8.7 million under its bank credit facility.  The facility expired on December 31, 2005.

Aviza’s cash provided by financing activities for the quarter ended December 24, 2004 was approximately $7.1 million.  This consisted of approximately $7.1 million in net borrowings under Aviza’s revolving line of credit, partially offset by payments on its mortgage line of credit.

At December 30, 2005, Aviza has a revolving line of credit which consists of a $20.0 million revolving credit facility that is guaranteed by affiliates of VPVP and a separate revolving credit facility that provides for borrowings up to $20.0 million based upon a defined borrowing base. The borrowings under Aviza’s revolving line of credit accrue interest at a rate of the bank’s prime rate plus a margin of 0.50%, of which $10.0 million is subject to an interest rate cap of 8.25%, which is payable monthly. Aviza’s revolving line of credit has a stated maturity of August 11, 2007. Aviza’s outstanding borrowings under its revolving line of credit were $26.1 million at December 30, 2005 and $30.4 million at September 30, 2005.

At December 30, 2005, Aviza has a $12.0 million line of credit secured by a mortgage on its land and buildings. The borrowings under Aviza’s mortgage line of credit accrue interest at a rate of LIBOR plus a margin of 5.25%, of which $7.0 million is subject to a LIBOR rate capped at 6.75%, and is repayable in monthly principal installments of $23,333 plus interest. Aviza’s mortgage line of credit matures on September 30, 2007. Outstanding borrowings under Aviza’s mortgage line of credit were $6.7 million as of both December 30, 2005 and September 30, 2005.  The remaining availability of $5.0 million, which does not increase to reflect repayments under the terms of Aviza’s mortgage line of credit, may be available in the future if Aviza meets certain financial or property zoning criteria.

Aviza currently anticipates that it will need to preserve its existing lines of credit and raise additional capital to fund its expansion plans over the course of the next 12 months.

Off-Balance Sheet Arrangements

As of December 30, 2005, Aviza had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Obligations

Other than operating leases for certain equipment and real estate, Aviza has no significant off-balance sheet transactions or unconditional purchase obligations.  See Note 8 of the Condensed Consolidated Financial Statements for a table of Aviza’s cash obligations and commitments relating to its debt obligations and lease payments as of December 30, 2005.

Recent Accounting Pronouncements

Effective October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”).  SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services.  Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  The Company elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly, the Company recorded compensation costs as the requisite service rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R).  Under the modified prospective transition method, results for prior periods are not restated.  See Note 3 to the Condensed Consolidated Financial Statements for additional disclosures.

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after December 15, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a significant impact on Aviza’s financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). The amendments made by SFAS 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004.  The provisions of SFAS 151 will be applied prospectively. Aviza’s historical treatment of inventory costs is consistent with SFAS 151, and therefore adoption of SFAS 151 did not have an effect on its consolidated financial statements.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk currently affecting Aviza, see Item 7A: “Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.  The Company’s exposure to market risk has not changed materially since September 30, 2005.

ITEM 4.    CONTROLS AND PROCEDURES

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

As of December 30, 2005, the end of the period covered by this report, based on the evaluation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of its disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that Aviza’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in Aviza’s internal control over financial reporting during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There are no material changes to the risk factors described in the section entitled “Risk Factors” in Item 1A in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Aviza will need to raise capital in order to support its operations and expansion plans, which capital may not be available on terms acceptable to Aviza, or at all.

As of December 30, 2005, Aviza had cash and cash equivalents of approximately $10.3 million and short-term debt of approximately $27.2 million. As a result, Aviza will need to raise capital from the sale of debt or equity securities or other sources in order to support its operations and expansion plans. Aviza may not be able to obtain this capital on acceptable terms, or at all. If Aviza issues additional equity or convertible debt securities to raise this capital, current stockholders’ percentage ownership of Aviza will be reduced, and they may experience significant dilution. In addition, new investors in Aviza may demand rights, preferences or privileges that differ from, or are senior to, those of existing investors, including warrants in addition to the securities purchased and protection against future dilutive transactions.

Aviza has incurred losses over the last few years, and Aviza may not be able to achieve profitability.

Aviza incurred net losses of $4.6 million,  $16.0 million and $19.7 million for the quarter ended December 30, 2005 and the fiscal years ended September 30, 2005 and September 24, 2004, respectively. As a result, Aviza will need to increase sales and reduce costs in order to achieve profitability. However, Aviza may never generate sufficient revenues or reduce costs sufficiently to achieve profitability. Even if Aviza does achieve profitability, it may not sustain or increase profitability on a quarterly or annual basis in the future. If Aviza is unable to achieve profitability, it may be forced to implement expense reduction measures, including selling its assets, consolidating its operations, reducing its workforce or delaying, canceling or reducing certain product development, marketing or other operational programs, any of which could harm its business.

Aviza’s net sales in calendar 2006 may be adversely affected by the loss of Aviza’s present ALD product line.

When Aviza acquired the Thermal Division of ASML Holding, N.V., which we refer to in this report as the Predecessor, Aviza acquired a license agreement with another semiconductor equipment company pursuant to which it distributed single-wafer atomic layer deposition, or single-wafer ALD, products manufactured by the licensor. Aviza recognized net sales of $2.9 million, or approximately 10% of its net sales, and $7.6 million, or approximately 12% of its net sales, attributable to these products in the quarters ended December 30, 2005 and December 24, 2004, respectively. During fiscal 2005, Aviza recognized net sales of $21.6 million, or approximately 12.6% of its net sales, attributable to these products.  Aviza and the licensor agreed in May 2004 that Aviza would not ship any such products after December 31, 2005. As a result, Aviza will not recognize any revenue attributable to these products after December 31, 2005, other than the remaining contractual revenue attributable to products previously shipped. If Aviza is unable to develop its own products to address the ALD market in lieu of these products, its net sales may decline and its business may be harmed.

Aviza expects to receive a substantial portion of its revenues from a small number of customers, and the loss of, or a significant reduction or fluctuation in, orders from those customers could harm Aviza’s business.

During the quarter ended December 30, 2005, approximately 60% of Aviza’s net sales were attributable to three customers and approximately 85% of Aviza’s net sales were attributable to its top ten customers.  Winbond Electronics Corp., Infineon Technologies, Inc. and Inotera Memories, Inc. accounted for 34%, 13% and 13% of Aviza’s net sales, respectively, for the quarter ended December 30, 2005.  For the fiscal year ended September 30, 2005, approximately 69% of Aviza’s net sales were attributable to three customers and approximately 84% of Aviza’s net sales were attributable to its top ten customers. Inotera Memories, Inc., Infineon Technologies, Inc. and Winbond Electronics Corp. accounted for 43%, 15% and 11% of Aviza’s net sales, respectively, for the fiscal year ended September 30, 2005. As a result, Aviza expects to receive a substantial portion of its revenues from a small number of customers. Sales to any single customer may vary significantly from quarter to quarter. If Aviza’s largest customers delay, cancel or do not place orders, Aviza may not be able to replace these orders with new orders. As Aviza expects to configure its products to customer specifications, changing, rescheduling or canceling orders may result in significant non-recoverable costs. The loss of, or a decline or fluctuation in sales to, any of Aviza’s major customers would negatively impact its business.

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

Aviza’s revenues may also fluctuate greatly from period to period as the products sold by Aviza change from “new technology” to “proven technology,” as discussed in more detail in the subsection entitled “Revenue Recognition” in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report.

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

Aviza’s backlog orders may be subject to cancellation or delay.

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

Aviza needs to manage its inventory of component parts, work-in-process and finished goods effectively to meet customer delivery demands at an acceptable risk and cost. Customers are increasingly requiring very short lead times for delivery, which may require Aviza to purchase and carry additional inventory. For both the inventories that will support manufacturing of Aviza’s products and Aviza’s spare parts inventories, if the customer demand Aviza anticipates does not materialize in a timely manner, Aviza will incur increased carrying costs and some inventory could become unsellable or obsolete, resulting in write-offs which would adversely affect the results of Aviza’s operations.

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

Aviza’s systems are complex and sometimes have contained errors, defects and bugs when introduced. If Aviza delivers systems with errors, defects or bugs, its credibility and the market acceptance and sales of its systems could be harmed. Further, if Aviza’s systems contain errors, defects or bugs, Aviza may be required to expend significant capital and resources to alleviate these problems. Defects could also lead to commercial or product liability as a result of lawsuits against Aviza or against its customers. Aviza has agreed to product liability indemnities, and its product and commercial liability insurance policies currently provide only limited coverage per claim. In the event of a successful product liability or commercial claim, Aviza could be obligated to pay damages that may not be covered by insurance or that are significantly in excess of its insurance coverage.

Aviza’s employment costs in the short-term will be fixed to a large extent, and therefore any unexpected revenue shortfall could adversely affect its operating results.

Aviza’s operating expense levels are based in significant part on its headcount, which generally will be driven by longer-term revenue goals. For a variety of reasons, particularly the high cost and disruption of layoffs and the costs of recruiting and training, Aviza’s headcount in the short term is fixed to a large extent. As a result, Aviza may be unable to reduce its employment costs in a timely manner to compensate for any unexpected revenue or gross margin shortfalls, which could adversely affect Aviza’s operating results.

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

Although Aviza is increasingly outsourcing the manufacturing for certain of its products or sub-assemblies to third parties, Aviza produces most of its products at its manufacturing facilities in Scotts Valley, California and Newport, South Wales.  Aviza will have very limited ability to interchangeably produce its products at either facility, and in the event of a disruption of operations at its facilities, Aviza’s third-party manufacturers would not be able to make up the capacity loss. Aviza’s manufacturing operations could be subject to disruption for a variety of reasons, including natural disasters, work stoppages, operational facility constraints and terrorism. Any such disruption could cause delays in shipments of products to Aviza’s customers, result in cancellation of customer orders or loss of customers and seriously harm Aviza’s business.

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

If customer demand for Aviza’s products increases, it may be unable to secure sufficient additional capacity from its current service providers on commercially reasonable terms, if at all.

Aviza’s requirements are expected to represent a small portion of the total capacities of its third-party service providers, and these third-party service providers may preferentially allocate capacity to other customers, even during periods of high demand for Aviza’s products. In addition, these third-party service providers could suffer financial difficulties or disruptions in their operations due to causes beyond Aviza’s control.

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

Although Aviza’s revenues are generally denominated in U.S. dollars and Aviza will report its financial results in U.S. dollars, Aviza’s Newport, South Wales operation is based in the United Kingdom and most of its operating expenses are incurred in British pounds.  As a result, a significant portion of Aviza’s costs will be subject to currency fluctuations.  Accordingly, if the British pound increases in value against the U.S. dollar, Aviza’s expenses as a percentage of revenues will increase and Aviza’s gross margins will be reduced.  In addition, Aviza’s sales in Japan and other foreign service revenue are denominated in local currency. As a result, fluctuations in those local currencies could also have an impact on Aviza’s operating results.

The semiconductor industry is global and is expanding within Asia. If Aviza is unable to penetrate this market, its ability to grow revenues could be restricted.

The percentage of worldwide semiconductor production that is based in Asia is growing more rapidly than in other regions. Although Aviza derived approximately 59% and 70% of its net sales for the quarters ended December 30, 2005 and December 24, 2004, respectively, and 66% and 46% of its net sales for the fiscal years ended September 30, 2005 and September 24, 2004, respectively, from its sales in the Asia Pacific region, its brand recognition is limited. In order to grow its business, it will be necessary for Aviza to penetrate the region with the addition of new customers and the expansion of its relationships with existing customers. Aviza has traditionally sold its products primarily through its direct sales force. As a result, retaining and attracting key sales and service personnel will be of critical importance to Aviza. These markets are typically subject to growth rates that are higher than worldwide growth rates. Although Aviza has a direct sales force in this region, we cannot assure you that we will be able to continue penetrating markets in the Asia Pacific region. Failure to penetrate these markets, or failure to attract the additional personnel necessary to service new and existing customers, may harm Aviza’s competitive position and adversely affect our future business prospects.

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

Most of Aviza’s net sales for the quarter ended December 30, 2005 and fiscal 2005 were derived from sales in foreign countries, including certain countries in Asia such as Singapore, Taiwan, Japan, Malaysia, China and Korea. The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries, some of which are countries in which Aviza has sold and in which Aviza expects to continue to sell systems. For example, Taiwan and China are not signatories to the Patent Cooperation Treaty, which is designed to specify rules and methods for defending intellectual property internationally. In Taiwan and China, the publication of a patent prior to its filing would invalidate the ability of a company to obtain a patent. Similarly, in contrast to the United States where the contents of patent applications remain confidential during the patent prosecution process, the contents of a patent application are published upon filing which provides competitors an advanced view of the contents of patent applications prior to the establishment of patent rights. There is a risk that Aviza’s means of protecting its proprietary rights may not be adequate in these countries. Aviza’s competitors in these countries may independently develop similar technology or duplicate Aviza’s systems. If Aviza fails to adequately protect its intellectual property in those countries, it would be easier for Aviza’s competitors to sell competing products in those countries.

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

Trikon’s net operating losses are subject to limitations arising from previous ownership changes and will be subject to additional limitations as a result of the merger transaction. In addition, if Aviza undergoes an ownership change after the merger transaction, Aviza’s ability to utilize NOLs could be limited by Section 382 of the Internal Revenue Code. It is impossible for Aviza to ensure that it will not experience an ownership change in the future because changes in its stock ownership, some of which are outside of Aviza’s control, could result in an ownership change under Section 382 of the Internal Revenue Code.

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

If Aviza is unable to establish and build a recognized brand, it may be unable to grow its business.

Aviza’s management has made the decision to use the “Aviza” brand going forward and believes that transferring market acceptance for the “Trikon” brand to Aviza and maintaining a recognized brand for Aviza will be critical to the success of its strategy.  In the near term, Aviza may face some disruption in the marketplace due to the disappearance of the “Trikon” brand and a lack of recognition for the “Aviza” brand.  The adoption of the “Aviza” brand may prevent Aviza from taking advantage of certain goodwill of existing customers and strategic partners of Trikon.  Furthermore, in order to promote the “Aviza” brand in response to competitive pressures, Aviza may find it necessary to increase its marketing expenditures or otherwise increase its financial commitment to building and maintaining brand loyalty and awareness among existing and potential clients.  If Aviza fails to promote, maintain and protect its brand, or incurs excessive expenses in an attempt to promote and maintain its brand, its business, financial condition, results of operations and prospects will be harmed.

Aviza is controlled by affiliates of VantagePoint, which will limit your ability to influence corporate activities of Aviza.

At February 1, 2006, affiliates of VantagePoint beneficially own approximately 52% of Aviza’s outstanding voting power. VantagePoint exercises significant influence over Aviza’s operations and business strategy and is able to control the outcome of votes on all matters requiring stockholder approval, including the approval of significant corporate transactions, such as mergers or other business combinations. VantagePoint may have interests that differ from the interests of other stockholders of Aviza. This concentration of ownership may also have the effect of delaying or preventing a change of control of Aviza or discouraging others from making tender offers for shares of Aviza, which could prevent the other stockholders of Aviza from receiving a premium for your shares.

Aviza is a “controlled company” within the meaning of the rules of the Nasdaq National Market, and as a result qualifies for, and is currently relying on, exemptions from certain corporate governance requirements.

Because affiliates of VantagePoint own more than 50% of Aviza’s voting power, Aviza is a “controlled company” under the rules of the Nasdaq National Market. As a result, Aviza qualifies for, and is currently relying upon, the “controlled company” exception to the board of directors and committee requirements under the rules of the Nasdaq National Market. Pursuant to this exception, so long as affiliates of VantagePoint continue to own more than 50% of Aviza’s voting power, Aviza will be exempt from the rules that would otherwise require that its board of directors be comprised of a majority of “independent directors” and that its compensation committee and corporate governance and nominating committee be comprised solely of “independent directors” as defined under the rules of the Nasdaq National Market. As a result, the other stockholders of Aviza currently do not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq National Market corporate governance requirements.

The price of Aviza’s common stock has fluctuated and may fluctuate significantly in the future, which may lead to losses by investors or to securities litigation.

The market price of Aviza’s common stock has been and may become highly volatile in the future, and Aviza’s stock price may decline in the future.  For example, for the period from December 2, 2005, Aviza’s first day of trading, through February 10, 2006, the price range of Aviza’s common stock was $4.61 to $5.26 per share.

In addition, in recent years, the stock market in general, and the market for shares of high technology stocks in particular, have experienced extreme price fluctuations.  The fluctuations have frequently been unrelated to the operating performance of the affected companies.  Such fluctuations could adversely affect the market price of Aviza’s common stock.  In the past, securities litigation has often been instituted against a company following periods of volatility in its stock price.  This type of litigation, if filed against Aviza, could result in substantial costs and divert management’s attention and resources.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From October 1, 2005 to December 30, 2005, Aviza Inc., which was formerly called Aviza Technology, Inc. and which is now our subsidiary, sold an aggregate of 29,075 shares of its common stock to its directors and employees for an aggregate purchase price of $25,219 pursuant to the exercise of stock options to purchase shares of its common stock that Aviza, Inc. granted to these individuals pursuant to the terms of its 2003 stock plan.

Aviza, Inc.’s issuance of the securities in each of the transactions described above was exempt from registration under the Securities Act in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

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

3.1

Amended and Restated Certificate of Incorporation of Aviza Technology, Inc. (formerly, New Athletics, Inc.), incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed with the Commission on December 29, 2005.

3.2	Amended and Restated Bylaws of Aviza Technology, Inc., incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed with the Commission on December 29, 2005.

4.1	Specimen certificate of common stock of Aviza Technology, Inc., incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K filed with the Commission on December 29, 2005.

4.2

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aviza Technology, Inc.
(Registrant)

Dated: February 13, 2006
	By:	/s/ PATRICK C. O’CONNOR

Patrick C. O’Connor Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

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

3.1

Amended and Restated Certificate of Incorporation of Aviza Technology, Inc. (formerly, New Athletics, Inc.), incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed with the Commission on December 29, 2005.

3.2	Amended and Restated Bylaws of Aviza Technology, Inc., incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed with the Commission on December 29, 2005.

4.1	Specimen certificate of common stock of Aviza Technology, Inc., incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K filed with the Commission on December 29, 2005.

4.2

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