Form 10-Q
period 2006-03-31
Aviza Technology, Inc.
filed 2006-05-15
CIK 1311396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

YES ☐ NO ☒

As of May 12, 2006, the registrant had 16,134,438 shares of its common stock, par value $0.0001 per share, outstanding.

Aviza Technology, Inc.

PART I — FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

AVIZA TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par amounts and number of shares)

(unaudited)

	March 31, 2006	September 30, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,862	$7,437
Accounts receivable, net of allowance of $364 and $564, respectively	33,685	23,630
Inventory	38,294	24,253
Prepaid expenses and other current assets	8,561	11,632

Total current assets	84,402	66,952

PROPERTY, PLANT AND EQUIPMENT - net	23,096	19,569

INTANGIBLE ASSETS – net	5,013	4,000

OTHER ASSETS – net	521	388

TOTAL	$113,032	$90,909

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Bank borrowing - short term	$28,189	$30,724
Accounts payable	23,832	19,397
Warranty liability	12,978	13,599
Accrued liabilities	13,949	8,814

Total current liabilities	78,948	72,534

Mandatorily redeemable preferred stock, Series B and B-1, $100 par value - 110,000 shares authorized; 110,000 shares issued and outstanding at March 31, 2006 and September 30, 2005, respectively (liquidation preference of $11,536 and $11,097 at March 31, 2006 and September 30, 2005, respectively)	11,000	11,000

NOTE PAYABLE - Long term	6,323	6,463

Total liabilities	96,271	89,997

COMMITMENTS AND CONTINGENCIES (NOTE 8)

PREFERRED STOCK, SERIES A, $0.001 PAR VALUE – 0 and 10,000,000 shares authorized at March 31, 2006 and September 30, 2005, respectively; 0 and 5,226,496 shares issued and outstanding at March 31, 2006 and September 30, 2005, respectively (liquidation preference of $32,650 at September 30, 2005)	—	32,650

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.0001 par value – 5,000,000 shares authorized; none outstanding		—
Common stock, $0.0001 par value - 100,000,000 shares authorized; 10,315,189 and 475,065 shares issued and outstanding at March 31, 2006 and September 30, 2005, respectively	1	1
Additional paid in capital	62,498	4,040
Accumulated other comprehensive loss	(126)	(110)
Accumulated deficit	(45,612)	(35,669)

Total stockholders’ equity (deficit)	16,761	(31,738)

TOTAL	$113,032	$90,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVIZA TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Quarter Ended		Six Months Ended
	March 31, 2006	March 25, 2005	March 31, 2006	March 25, 2005
NET SALES	$36,241	$32,374	$65,184	$94,893

COST OF GOODS SOLD	27,050	25,637	48,858	81,441

GROSS PROFIT	9,191	6,737	16,326	13,452

OPERATING EXPENSES:
Research and development	6,553	4,836	11,196	9,087
Selling, general and administrative	6,482	4,376	11,597	7,845
In-process research and development	9	—	402	—

Total operating expenses	13,044	9,212	23,195	16,932

LOSS FROM OPERATIONS	(3,853)	(2,475)	(6,869)	(3,480)

OTHER INCOME (EXPENSE):
Interest income	13	5	53	10
Interest expense	(1,356)	(967)	(2,742)	(1,807)
Other income (expense) - net	2	14	(145)	16

Total other income (expense)	(1,341)	(948)	(2,834)	(1,781)

LOSS BEFORE INCOME TAXES	(5,194)	(3,423)	(9,703)	(5,261)

INCOME TAXES	118	136	240	276

NET LOSS	$(5,312)	$(3,559)	$(9,943)	$(5,537)

Loss per share:
Basic and diluted	$(0.52)	$(11.45)	$(1.42)	$(19.76)

Weighted average common shares:
Basic and diluted	10,305,831	310,828	7,011,864	280,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVIZA TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	March 31, 2006	March 25, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,943)	$(5,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,603	1,049
Amortization	1,454	857
Fair value of common stock warrants issued in exchange for loan guarantee	251	—
Stock based compensation	639	—
Preferred stock dividend accrued	439	—
Provision for allowance for doubtful accounts	(200)	(272)
Changes in assets and liabilities:
Accounts receivable	4,466	(747)
Inventories	659	(3,513)
Prepaid and other assets	3,649	(4,916)
Accounts payable	249	7,885
Warranty liability	(2,004)	(267)
Accrued liabilities	1,855	1,294

Net cash provided by (used in) operating activities	3,117	(4,167)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from Trikon merger net of direct merger costs	7,366	—
Purchases of technology license	—	(4,000)
Purchases of property and equipment, net	(2,700)	(2,786)

Net cash provided by (used in) investing activities	4,666	(6,786)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (payments) from credit lines	(2,532)	6,067
Proceeds from issuance of common stock	40	238
Proceeds from issuance of Series B preferred stock	—	2,000
Payments on mortgage loan	(140)	(116)
Payment on capital lease obligations	(21)	—
Payments on short term borrowings	(8,658)	—

Net cash provided by (used in) financing activities	(11,311)	8,189

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,528)	(2,764)

CASH AND CASH EQUIVALENTS:
Beginning of period	7,437	9,429

Effect of exchange rates on foreign cash balances	(47)	(1,109)

End of period	$3,862	$5,556

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,438	$904
Income taxes paid	$63	$—
Noncash investing and financing activities:
Fair value of common stock, options and warrants issued in the acquisition of Trikon Technologies, Inc.	$24,442	$—
Fair value of common stock warrants issued in exchange for loan guarantee	$251	$—
Property and equipment included in accounts payable at quarter end	$200	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVIZA TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles for interim financial information and applicable regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and operations have been included. Operating results for the quarter and six months ended March 31, 2006 are not necessarily indicative of the results that may be expected for future quarters and the fiscal year ended September 29, 2006.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Aviza Technology, Inc. (the “Company” or “Aviza”) for the year ended September 30, 2005, which are included in the Company’s Annual Report on Form 10-K and the risk factors contained herein and therein.

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

The following table details the impact of the exchange of shares associated with the merger on December 1, 2005:

	Pre Exchange Shares	Exchange Ratio	Post Exchange Aviza Technology, Inc. Common Shares
Former Aviza:
Preferred stock, Series A	5,804,446	0.90043	5,226,496
Common stock	559,889	0.90043	504,140
	6,364,335

Trikon:
Common stock	15,754,985	0.29	4,568,946

Total post exchange shares			10,299,582

Trikon and Former Aviza continue as subsidiaries of the Company.  The financial information presented in this report represents:

1)     the financial position of the Company and its subsidiaries as of March 31, 2006;

2)     the financial position of Former Aviza as of September 30, 2005;

3)	the results of operations of the Company and its subsidiaries for the quarter and six months ended March 31, 2006, including Trikon from December 2, 2005 through March 31, 2006;

4)	the changes in cash flow of the Company and its subsidiaries for the six months ended March 31, 2006, including Trikon from December 2, 2005 through March 31, 2006;

5)     the results of operations of Former Aviza for the quarter and six months ended March 25, 2005; and

6)     the changes in cash flow of Former Aviza for the six months ended March 25, 2005.

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

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). The amendments made by SFAS 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004.  The provisions of SFAS 151 will be applied prospectively. Aviza’s historical treatment of inventory costs is consistent with SFAS 151, and therefore adoption of SFAS 151 did not have an effect on its consolidated financial statements.

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

3.  Balance Sheet Details

	March 31, 2006	September 30, 2005
	(in thousands)
Inventories:
Raw materials	$21,169	$14,149
Work-in-process	11,556	10,104
Finished goods and evaluation systems	5,569	—
Total	$38,294	$24,253

Prepaid expenses and other current assets:
Debt issuance costs	$1,615	$2,079
Deferred installation costs	3,285	3,685
Acquisition costs	—	4,112
Other	3,661	1,756
Total	$8,561	$11,632

Property, plant and equipment, net:
Land	$1,839	$1,839
Buildings and improvements	11,198	11,330
Machinery and equipment	9,685	6,677
Office furnishings, fixtures and equipment	2,452	1,420
Leasehold improvement	1,229	—
Construction in process	2,208	2,213
Total	28,611	23,479
Accumulated depreciation	(5,515)	(3,910)
Net property, plant and equipment	$23,096	$19,569

Intangible assets, net:
Licenses	$4,027	$4,000
Developed technology	696	—
Brands and trademarks	97	—
Customer relationships	222	—
Patents	78	—
Total	5,120	4,000
Accumulated amortization	(107)	—
Net intangible assets	$5,013	$4,000

Accrued liabilities:
Accrued payroll and payroll taxes	$4,172	$2,766
Deferred revenue	3,893	545
Customer advance payments	483	—
Other	5,401	5,503
Total	$13,949	$8,814

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

The Company adopted the modified prospective application method as provided by SFAS 123(R).  Under this method, SFAS 123R was applied to new awards and to awards modified, repurchased or cancelled after the effective date.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered, such as unvested stock options, that were outstanding as of the date of adoption are being recognized as the remaining requisite services are rendered.  The compensation cost relating to unvested awards at the date of adoption were based on the grant-date fair value for those awards granted after June 24, 2005, the date of the Company’s initial filing of a Form S-4 registration statement relating to the merger transaction as discussed in Note 5, and based on the intrinsic values as previously recorded under APB Opinion No. 25 for awards granted prior to that date.

The fair value of each option is estimated at the date of grant using the Black-Scholes option valuation model.  The Company estimates expected stock price volatility based on historical volatility within a representative peer group.  The Company uses historical data to estimate expected life and forfeiture rates.  The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield.

Under Aviza’s stock option plans, Aviza may grant options to purchase up to a maximum of 4,120,290 shares of common stock, including outstanding options, to employees, directors, and consultants at prices not less than the fair market value on the date of grant. These options generally vest over four to five years and generally expire seven to ten years from the date of grant.

The Company recognized stock-based compensation expense of $532,000 and $639,000 during the quarter and six months ended March 31, 2006.  There is no related income tax benefit recognized in the condensed consolidated statements of operations recorded for the quarter and six months ended March 31, 2006.  The estimated fair value of the Company’s stock options, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis.

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

	Quarter Ended March 25, 2005	Six Months Ended March 25, 2005
	(in thousands, except per share data)
Net loss - as reported	$(3,559)	$(5,537)
Deduction: Stock-based employee compensation expense determined under the fair value method	(62)	(63)
Net loss - pro forma	$(3,621)	$(5,600)

Loss per share:
Basic and diluted - as reported	$(11.45)	$(19.76)
Basic and diluted - pro forma	$(11.65)	$(19.98)

The fair value of the Company’s stock options granted in the quarter and six month periods ended March 31, 2006 and March 25, 2005 was estimated at the date of grant using the following weighted average assumptions:

	Quarter Ended		Six Months Ended
	March 31, 2006	March 25, 2005	March 31, 2006	March 25, 2005
Expected life (years)	4.8	5.0	5.4	5.0
Risk-free interest rate	4.6%	4.2%	4.5%	4.2%
Stock price volatility	73.7%	0.0%	74.8%	0.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%

The following table summarizes the Company’s stock option activity under its stock plans as of March 31, 2006 and changes during the six months ended March 31, 2006:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2005	1,554,444	$0.96
Options assumed in merger with Trikon	512,401	$21.57
Granted	815,000	$5.60
Exercised	(30,276)	$0.87
Forfeited	(16,940)	$16.42
Outstanding at December 30, 2005	2,834,629	$5.93
Granted	1,069,000	$4.94
Exercised	(14,406)	$0.97
Forfeited	(91,170)	$28.65
Outstanding at March 31, 2006	3,798,053	$5.12

As of March 31, 2006, there was $5.5 million of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures.  The cost is expected to be recognized over a weighted average period of approximately two and a half years.

The following table details total stock-based compensation expense for the quarter and six months ended March 31, 2006:

	Quarter Ended March 31, 2006	Six Months Ended March 31, 2006
	(in thousands)
Cost of goods sold	$75	$87
Research and development	129	143
Selling, general and administrative	328	409
Pre-tax stock-based compensation expense	532	639
Income tax benefits	—	—
Net stock-based compensation expense	$532	$639

The options outstanding and exercisable at March 31, 2006 were in the following exercise price ranges:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number Vested and Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$0.83 - $0.83	1,136,540	7.88	$0.83	$3,898	639,127	$0.83	$2,192
$0.84 - $5.41	1,542,716	7.45	$4.13	$201	158,586	$1.76	$396
$5.42 - $5.60	815,000	9.73	$5.60	$—	50,623	$5.60	$—
$5.61 - $10.69	154,478	7.92	$8.64	$—	115,286	$8.26	$—
$10.70 - $87.07	149,319	5.63	$41.68	$—	121,955	$44.10	$—

$0.83 - $87.07	3,798,053	8.02	$5.12	4,099	1,085,577	$6.84	2,588

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing stock price on March 31, 2006 of $4.26. The weighted average remaining contractual term for options exercisable as of March 31, 2006 was 7.71 years.

The weighted average fair value of options on the grant date, as determined under SFAS No. 123(R), granted during the six months ended March 31, 2006 and March 25, 2005 was $3.42 and $0.17 per share, respectively

The total intrinsic value of options exercised during the six months ended March 31, 2006 and March 25, 2005 was $118,000 and $1,000, respectively. The total cash received from employees as a result of employee stock option exercises during the six months ended March 31, 2006 and March 25, 2005 was $40,000 and $228,000, respectively.

5.  Merger and Other Transactions with Trikon Technologies, Inc.

On December 1, 2005, the stockholders of Trikon approved the merger of Trikon with the Company.  Trikon designs, manufactures and services wafer processing semiconductor manufacturing equipment primarily for semiconductor devices.  Its products are used for chemical and physical vapor deposition and for etch applications and are sold to semiconductor manufacturers worldwide.  The Company believes that the addition of Trikon broadens the Company’s product portfolio and its ability to provide a wider suite of solutions for customer applications.  In accordance with the provisions of SFAS No. 141, Aviza is treated as the acquirer for financial reporting purposes.  In the merger transaction, a wholly owned subsidiary of the Company was merged with and into Trikon.  Trikon stockholders received 0.29 of a share of Aviza common stock in exchange for each share of Trikon common stock they owned.  A total of 4,568,946 shares of Aviza common stock were issued in exchange for the outstanding common stock of Trikon as of December 1, 2005.  The common stock issued in the transaction was valued using the average closing price of Trikon’s common stock on November 30 and December 1, 2005.

In connection with the merger transaction, Aviza assumed a warrant issued by Trikon to an investor for the purchase of 101,500 shares of common stock (“investor warrants”) with an exercise price of $21.55 per share. In addition, further warrants for the purchase of 15,225 shares of common stock (“placement agent warrants”) were issued to the placement agent. The warrants expire October 22, 2007. The warrants may be redeemed at the option of Trikon for $0.34 at any time after the first anniversary of the closing date provided that for any 20 trading days in a 30-day trading period the closing market price exceeds $38.79 for the investor warrants, and $40.34 for the placement agent warrants, and the average daily trading volume of Aviza common stock exceeds 43,500 shares.

In addition, 629,570 shares of common stock were reserved for issuance upon exercise of Trikon common stock options and warrants assumed at December 1, 2005.  The fair value of the common stock options and warrants was estimated to be $810,000.  The options and warrants were valued using the Black-Scholes option-pricing model with the following assumptions:

	Common Stock
	Options	Warrants
Dividend yield	0.0%	0.0%
Stock price volatility	72.4%	60.5%
Expected life (months)	56	21
Risk-free interest rate	4.4%	4.4%
Market value per common share	$5.17	$5.17

A summary of the total consideration is as follows (in thousands):

Issuance of Aviza common stock	$23,632
Value of substitute options and warrants to acquire 629,570 shares of Aviza common stock in exchange for all outstanding options and warrants of Trikon	810

Total equity consideration	24,442
Direct merger costs	6,116

Total consideration	$30,558

Direct costs related to the merger totaled $6.1 million.  This amount consisted of $2.7 million for legal services, $1.5 million for accounting and finance services, $1.0 million for services from investment bankers, and $0.9 million of other direct costs related to the merger. Direct costs reflect a $100,000 increase in estimated merger costs recorded during the quarter ended March 31, 2006. This increase is included in the total consideration issued in the merger and the related purchase price allocations for property, plant and equipment and intangible assets have been adjusted by $61,000 and $39,000, respectively.

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

Trikon historical net book value		$30,565
Estimated fair value adjustments:
Inventory to fair value	1,492
Property, plant and equipment	13,439
Deferred income, net of related costs	3,524
Deferred rent	583
Accrued liabilities	(241)
Intangible assets:
Customer relationships	2,126
Brands and trademarks	940
Patents	744
Developed technology	6,673
In-process research and development	3,615
Licenses	253
Total estimated fair value of intangible assets	14,351

Total fair value adjustments		33,148

Fair value of net assets acquired		63,713
Excess of fair value of net assets over consideration		(33,155)
Total consideration allocated		$30,558

In accordance with generally accepted accounting principles, the excess of the fair value of Trikon’s net assets over the consideration given has been allocated as a pro rata reduction of the amounts that would otherwise have been allocated to Trikon’s non-current assets acquired.  The allocation of the excess fair value is as follows (in thousands):

Property, plant and equipment	$20,402

Customer relationships	1,889
Brands and trademarks	835
Patents	661
Developed technology	5,930
In-process research and development	3,213
Licenses	225

Allocation of excess fair market value to intangibles	12,753

Excess fair market value of net assets over consideration	$33,155

After allocation of the excess fair market value, the value of the intangibles acquired via the merger is as follows (in thousands):

Customer relationships	$237
Brands and trademarks	105
Patents	83
Developed technology	743
In-process research and development	402
Licenses	28
Total intangibles acquired	$1,598

A portion of the merger consideration was allocated to identifiable intangible assets.  After allocation of the excess fair market value related to the transaction, the identifiable intangibles acquired totaled $1.6 million. Of the intangibles acquired, $402,000, as adjusted during the quarter ended March 31, 2006, was allocated to in-process research and development.  The value of the in-process research and development written off to in-process research and development expense was $393,000 and $9,000 during the quarters ended December 30, 2005 and March 31, 2006, respectively.

The intangible assets are being amortized over their estimated useful lives.  With the exception of in-process research and development, the useful lives of the intangibles range from ten to fifteen years.  In-process research and development consists of research and development in process at the time of the merger that had not demonstrated its technological feasibility and does not have an alternative future use.

As a result of the merger transaction, Aviza recorded a restructuring liability of $241,000 primarily relating to building closures of $96,000 and employee severance and related payments of $145,000.  These costs were included in determination of the fair value of the net assets acquired in the merger transaction.

The write-ups and write-downs of Trikon’s assets to fair value for financial reporting purposes resulted in a difference for income tax reporting.  This fair value write-up of inventory and intangibles, as well as the reduction of deferred income, deferred rent and certain accrued liabilities, was not recorded for tax purposes due to the merger transaction being a tax-free transaction.  This will cause Aviza to have less revenue and more expenses for financial statement purposes than for tax purposes with respect to these items.   As a result, Aviza recorded a net current deferred tax liability of $1.6 million relating to these items.  Similarly, the write-down of Trikon’s property, plant, and equipment, as well as the reduction of certain accrued liabilities to fair value for financial reporting purposes results in a difference for income tax reporting. This will cause Aviza to have less depreciation and other expenses for financial statement purposes than for tax purposes with respect to these items.   As a result, Aviza recorded a deferred tax asset of $1.6 million relating to these items.

A deferred tax asset of $31.8 million was recorded as part of the merger representing future tax deductions (primarily net operating loss carry forwards), which can only be realized to the extent of future taxable income.  At March 31, 2006, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize its net deferred tax assets in excess of the deferred tax liabilities recorded in relation to the write-up of inventory and intangibles to fair value at the merger date described above.  Accordingly, the net deferred tax assets have been offset in full by a valuation allowance at March 31, 2006.

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

Amortization expense relating to all intangibles was $98,000 and $107,000 during the quarter and six months ended March 31, 2006.  There was no amortization of intangibles during the quarter and six months ended March 25, 2005.   Based on the intangible assets recorded at March 31, 2006, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal year ending:

September 29, 2006 (remaining 6 months)	$255
September 28, 2007	511
September 26, 2008	511
September 25, 2009	511
September 24, 2010	511
Thereafter	2,714
Total	$5,013

Pro Forma Financial Information for the Acquisition of Trikon

The results of operations of Trikon have been included in the results of operations of Aviza from the December 1, 2005 merger date.  The following unaudited pro forma financial information presents the results of operations for the quarter and six months ended March 31, 2006 as if the acquisition of Trikon had occurred on October 1, 2005, the beginning of the Company’s fiscal year 2006.  The pro forma financial information for the combined entities has been prepared for comparative purposes only and is not necessarily indicative of what actual results may have been if the acquisition had in fact occurred at the beginning of fiscal 2006 or of future results.

	Quarter Ended March 31, 2006	Six Months Ended March 31, 2006
	(in thousands, except per share data)
Net sales	$36,241	$74,359
Net loss	$(5,312)	$(10,056)

Net loss per share:
Basic and diluted	$(0.52)	$(0.98)

6.  Borrowing Facilities

As of March 31, 2006, the Company has a line of credit agreement with a bank under which it may borrow up to $40,000,000.  A total of $20,000,000 of the line is secured by first priority liens on all of Aviza’s existing and future acquired assets, and the remaining portion of the line is guaranteed by the Company’s majority shareholder, VantagePoint Venture Partners (“VPVP”).  The credit facility has a stated maturity of August 11, 2007.  Borrowings under the line of credit accrue interest at the bank’s prime rate plus 0.5%, which is payable monthly.  The terms of the line of credit agreement prohibit the Company from paying cash dividends on its common stock.  Under the terms of the line of credit agreement, Aviza is required to meet certain financial operating covenants.

Aviza was in compliance with these covenants as of March 31, 2006. At September 30, 2005, the Company was in violation of these covenants. Based on VPVP’s guarantee that it would not require reimbursement from the Company prior to September 30, 2006, should VPVP be required to make payment under the guarantee, on December 20, 2005, the bank waived non-compliance under the agreement as of September 30, 2005.  The agreement has subsequently been amended to include Aviza as obligor and the covenants reset.  In connection with the merger transaction with Trikon, VPVP continued its guarantee under the line of credit on behalf of the Company.  The Company issued VPVP additional warrants to purchase 290,000 shares of common stock in connection with its continued guarantee.  Borrowings under this credit line were $27.0 million at March 31, 2006.

A subsidiary of the Company has a revolving line of credit for 200,000,000 Japanese Yen (approximately $1,702,000 at the exchange rate on March 31, 2006) under which there were $553,000 of borrowings at March 31, 2006. The credit line bears interest at 1.375% per annum.

Notes Payable

Mortgage—Aviza’s mortgage line of credit is secured by a mortgage on Aviza’s land and buildings and matures on September 30, 2007. The debt carries interest calculated as the sum of LIBOR rates plus a margin of 5.25% and is repayable in monthly principal installments of $23,333 plus interest. The effective interest rate at March 31, 2006 and September 30, 2005 was 10.0% and 9.0%, respectively.

Under the provisions of the revolving line of credit and the mortgage line of credit note payable, Aviza is required to maintain interest rate protection on a portion of its indebtedness. To satisfy this obligation, in August 2004 and September 2004, Aviza entered into interest rate cap agreements with financial institutions for a total notional amount of $17,000,000, expiring on August 6, 2007 and October 10, 2006, respectively. Under the revolving line of credit agreement, Aviza continues to pay interest at the bank’s prime rate plus 0.50% (8.25% at March 31, 2006); however, the maximum rate is set at 8.25%. Under the note payable, Aviza continues to pay interest at LIBOR rates plus a margin of 5.25%; however, the maximum rate for the LIBOR component is 6.75%. Any changes in the fair value of the interest rate caps is charged to or credited to interest expense. At March 31, 2006 and September 30, 2005, the fair value of the interest rate caps was $18,000 and $14,000, respectively.

Loan Guarantee — Warrants

Prior to the merger transaction, Former Aviza granted warrants to VPVP to purchase an aggregate of $20 million of preferred stock at a price of $5.625 per share.  Former Aviza allocated approximately $3.5 million of the line of credit to the warrants and is amortizing the amount to interest expense over the term of the debt.  These warrants were canceled as part of the merger transaction.

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

The total amount allocated to the debt associated with the above mentioned warrants, as determined using the Black-Scholes option valuation method, was $3.8 million. In addition, an aggregate fee of $1,147,000 was paid to lenders for the revolving line of credit and the property mortgage. These amounts are being charged to interest expense on a straight-line basis over the lives of the related loans. The unamortized portion of these costs is recorded as prepaid expenses and other current assets and other assets of $1,549,000 and $66,000 at March 31, 2006 and $2,079,000 and $131,000 at September 30, 2005.

Aviza recorded $438,000 and $400,000 during the quarters ended March 31, 2006 and March 25, 2005, respectively, and $851,000 and $802,000 during the six months ended March 31, 2006 and March 25, 2005, respectively, of expense related to amortization of the debt issuance and warrant costs. The amortization is recorded in interest expense. Estimated future amortization of these charges consists of the following (in thousands):

Fiscal Years Ending
September 29, 2006 (remaining 6 months)	$889
September 28, 2007	726

Total	$1,615

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

	Quarter Ended		Six Months
	March 31, 2006	March 25, 2005	March 31, 2006	March 25, 2005
	(in thousands)
Beginning warranty accrual	$13,774	$14,063	$13,599	$13,533
Additional accruals for new shipments	1,400	1,645	2,711	3,942
Warranty liability assumed in merger	—	—	1,386	—
Warranty costs incurred	(1,942)	(2,327)	(3,228)	(4,094)
Expirations and change in liability for pre-existing warranties during the period	(254)	—	(1,490)	—
Ending warranty accrual	$12,978	$13,381	$12,978	$13,381

Guarantees—In addition to product warranties, the Company, from time to time, in the normal course of business, indemnifies certain customers against third-party claims that the Company’s products, when used for their intended purposes, infringe the intellectual property rights of such third party or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and no liabilities have been recorded for these obligations on the balance sheet at March 31, 2006 and September 30, 2005, respectively.

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

As of March 31, 2006, Aviza’s cash obligations and commitments relating to its debt obligations and lease payments were as follows:

	Payments due by period
	Total	Less Than One Year	One to Three Years	Three to Five Years	Greater than Five Years
	(in thousands)
Bank Loan (revolving line of credit)	$27,524	$27,524	$—	$—	$—
Note Payable	6,603	280	6,323	—	—
Other Short-Term Borrowings	385	385	—	—	—
Operating Lease Obligations	7,127	2,527	3,421	1,179	—
Capital Lease Obligations	73	73	—	—	—

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

	Quarter Ended		Six Months
	March 31, 2006	March 25, 2005	March 31, 2006	March 25, 2005
	(in thousands)
Net sales:
Asia Pacific	$23,653	$21,218	$40,655	$65,231
Europe	7,493	5,067	13,122	20,936
United States	5,095	6,089	11,407	8,726
Total net sales	$36,241	$32,374	$65,184	$94,893

	March 31, 2006	September 30, 2005
	(in thousands)
Long-lived tangible assets:
Asia Pacific	$248	$300
Europe	2,670	162
United States	20,178	19,107
Total long-lived tangible assets	$23,096	$19,569

During the quarter ended March 31, 2006, three customers accounted for 19%, 12% and 10% of total net sales, respectively, and during the six months ended March 31, 2006, three customers accounted for 20%, 16% and 13% of total net sales, respectively.

10.  Comprehensive Loss

The components of comprehensive loss are as follows:

	Quarter Ended		Six Months
	March 31, 2006	March 25, 2005	March 31, 2006	March 25, 2005
	(in thousands)
Net loss	$(5,312)	$(3,559)	$(9,943)	$(5,537)
Currency translation adjustment	(28)	83	(16)	(144)
Total comprenhensive loss	$(5,340)	$(3,476)	$(9,959)	$(5,681)

11.  Loss Per Share

Basic loss per share has been computed based upon the weighted average number of common shares outstanding for the periods presented. For diluted loss per share, shares used in the per share computation include weighted average common and potentially dilutive shares outstanding. Potentially dilutive shares during the quarter and six months ended March 31, 2006 consist of the Company’s Series B and B-1 preferred stock aggregating 110,000 shares, which on April 24, 2006 converted into 2.5 million shares of the Company’s common stock, and 3.8 million shares of common stock issuable upon the assumed exercise of all outstanding stock options and 407,000 shares of common stock issuable upon assumed exercise of all outstanding warrants. During the quarter and six months ended March 25, 2005, potentially dilutive shares consisted of the Company’s Series A preferred stock exercisable into 5.2 million shares of common stock and shares issuable upon the assumed exercise of dilutive stock options.  Because the Company recorded a net loss during the quarters and six months ended March 31, 2006 and March 25, 2005, respectively, the calculation of dilutive loss per share excludes potentially dilutive shares as they were anti-dilutive and would have reduced the loss per share.  The following details the calculation of net loss per share for the periods presented (in thousands except share and per share data):

	Quarter Ended		Six Months
	March 31, 2006	March 25, 2005	March 31, 2006	March 25, 2005
Numerator:
Net loss	$(5,312)	$(3,559)	$(9,943)	$(5,537)

Denominator:
Weighted average shares, basic	10,305,831	310,828	7,011,864	280,233
Dilutive effect of options and preferred stock	—	—	—	—
Total diluted	10,305,831	310,828	7,011,864	280,233

Basic and diluted net loss per share	$(0.52)	$(11.45)	$(1.42)	$(19.76)

12. Subsequent Events

On April 11, 2006, IPS, Ltd. filed a lawsuit against the Company in the United States District Court for the Central District of California. The complaint alleges that the Company used confidential information of IPS to develop a single-wafer-processing type atomic layer deposition (ALD) system. The complaint is for unspecified monetary damages, injunctive relief and an order rescinding the settlement and distributor agreements that the Company and IPS entered into in May 2004 in settlement of a prior lawsuit that IPS filed against ASML U.S., Inc. and the Company in March 2004 relating to assets that the Company acquired from ASML in October 2003. The Company believes that it has complied with the settlement agreement and that the allegations contained in IPS’s complaint are without merit.

On April 24, 2006, the Company sold 3,282,275 shares of its common stock for $15,000,000 in a private placement. In connection with the closing of the private placement, all outstanding shares of Series B and Series B-1 preferred stock of the Company’s subsidiary, Aviza, Inc., and accrued but unpaid dividends on those shares converted into an aggregate of 2,536,974 shares of the Company’s common stock, representing the same per-share purchase price as in the private placement.

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

Overview

Aviza Technology, Inc. (“Aviza”), formerly New Athletics, Inc., was incorporated in 2004 for the purpose of effecting the merger of Aviza, Inc., formerly Aviza Technology, Inc., and Trikon Technologies, Inc.  The financial condition, results of operations and changes in cash flows for periods prior to December 2, 2005 presented in the condensed consolidated financial statements included in this report represent the activities of Aviza, Inc.

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

As part of its focus on the ALD market, Aviza acquired a license agreement with IPS, Ltd., under which Aviza distributed single wafer ALD products manufactured by IPS. As a result of a disagreement as to interpretation of the rights of the parties under the license agreement and how best to approach the ALD market, Aviza and IPS agreed in May 2004, as subsequently amended, to terminate the license agreement and Aviza agreed not to ship any such products after December 31, 2005. As a result, Aviza will not recognize any revenue attributable to these products after December 31, 2005, other than the remaining contractual revenue attributable to products previously shipped and revenue attributable to a recent customer order expected to ship before the end of fiscal year 2006, for which Aviza and IPS have reached an agreement. Aviza and IPS will review future orders of these products on a case-by-case basis. Aviza recognized net sales of $2.4 million and $6.5 million in the quarters ended March 31, 2006 and March 25, 2005, respectively, $5.3 million and $14.1 million in the six months ended March 31, 2006 and March 25, 2005, respectively, and $21.6 million in the fiscal year ended September 30, 2005 attributable to these products. Aviza is currently in the process of developing its own products to address the ALD market.

Aviza’s customers are primarily IC manufacturers. The semiconductor industry is cyclical and has experienced significant fluctuations. Aviza’s revenue is impacted by these broad industry trends. Moreover, Aviza has a highly concentrated customer base.

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

Aviza typically sells equipment and installation services as a bundled arrangement.  In accordance with EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, the fair value of installation is determined as the price Aviza charges for similar installation services provided to its customers without regard to the warranty provisions. Upon shipment of Aviza’s proven technology, Aviza records revenue at the lesser of (i) the residual amount after deducting the fair value of undelivered services from the contractual value or (ii) the non-contingent amount. The remaining contractual revenue is recorded upon successful installation of the product. Cost of the equipment relating to proven technology is recorded upon shipment. To the extent a loss is calculated on shipment due to the foregoing deferral of revenue, a portion of the cost is also deferred to reflect zero gross profit at the time of shipment. The residual revenue, deferred costs and installation costs are recorded upon successful installation of the product. Revenue and cost of equipment relating to new technology is deferred until installation and acceptance at the customer’s premises is completed.

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

Revenue Recognition

Aviza recognizes revenue in accordance with SAB 104 and EITF 00-21. These accounting standards require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria for items (3) and (4) above is based on Aviza’s judgment regarding the fixed nature of the amounts charged for the products delivered and the collectibility of those amounts.

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

Stock-Based Compensation

Effective October 1, 2005, Aviza adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”).  SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period.  The measurement of stock-based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk-free interest rate, and award cancellation rate.  The input factors to use in the valuation model are based on subjective future expectations combined with management judgment.  If there is a difference between the assumptions used in determining stock-based compensation costs and the actual factors, which become known over time, Aviza may change the input factors used in determining stock-based compensation costs.  These changes may materially impact Aviza’s results of operations in the period such changes are made.

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

Aviza records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While Aviza has considered future taxable income and any ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if Aviza were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, if Aviza were to determine that it would not be able to realize all or part of a net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. As of March 31, 2006, Aviza had a full valuation allowance for its net deferred tax assets.

Results of Operations

The financial information in the table below is for the quarters and six months ended March 31, 2006 and March 25, 2005:

	Quarter Ended		Six Months
	March 31, 2006	March 25, 2005	March 31, 2006	March 25, 2005

Net sales	100%	100%	100%	100%
Cost of goods sold	75%	79%	75%	86%
Gross margin	25%	21%	25%	14%
Operating expenses:
Research and development	18%	15%	17%	10%
Selling, general and administrative	17%	14%	18%	8%
In-process research and development	0%	0%	1%	0%
Total operating expenses	35%	29%	36%	18%
Loss from operations	(10)%	(8)%	(11)%	(4)%
Other income (expense):
Interest income	0%	0%	0%	0%
Interest expense	(4)%	(3)%	(4)%	(2)%
Other income (expense), net	0%	0%	0%	0%
Total other income (expense)	(4)%	(3)%	(4)%	(2)%
Loss before income taxes	(14)%	(11)%	(15)%	(6)%
Income taxes	0%	0%	0%	0%
Net loss	(14)%	(11)%	(15)%	(6)%

Net Sales

Net sales consist of revenue recognized upon shipment or installation of proven technology and upon acceptance for new technology. In addition, spare parts sales are recognized upon shipment. Service revenue is recognized upon completion of the service activity or ratably over the term of the service contract.

	Quarter Ended		Six Months
	March 31, 2006	March 25, 2005	March 31, 2006	March 25, 2005
	(in thousands)
Net sales	$36,241	$32,374	$65,184	$94,893

Net sales for the quarter ended March 31, 2006 increased by $3.9 million, or 12%, from the quarter ended March 25, 2005. This increase is attributable to an increase of approximately $0.8 million in spares and service sales during the quarter ended March 31, 2006 as compared to the quarter ended March 25, 2005 as well as a contribution from the operations of the merged Trikon subsidiary of approximately $9.0 million in revenue for the quarter ended March 31, 2006, which was primarily offset by lower system revenue of $1.8 million of APCVD products and $4.1 million of ALD products during the quarter ended March 31, 2006.

Net sales for the six months ended March 31, 2006 decreased by $29.7 million, or 31%, from the six months ended March 25, 2005. This decrease was primarily due to the change in status of Aviza’s RVP-300 and ALD products from “new” to “proven” technology during the quarter ended December 24, 2004, which resulted in recognition of $29.3 million of revenue on previously shipped “new” systems during the six months ended March 31, 2005. The change in status was due to sufficient customer acceptances of these products in accordance with Aviza’s revenue recognition policy.

Aviza’s net sales for fiscal 2006 may be adversely affected by Aviza’s inability to sell certain ALD products.  As a result of a disagreement as to the interpretation of the rights of the parties to a license agreement between Aviza and IPS, under which Aviza distributed single wafer ALD products manufactured by IPS, the parties agreed to terminate the license agreement and Aviza agreed not to ship any such products subsequent to December 31, 2005.  As a result, Aviza will not recognize any revenue attributable to these products after December 31, 2005 other than the remaining contractual revenue attributable to products previously shipped and revenue attributable to a recent customer order expected to ship before the end of fiscal 2006, for which Aviza and IPS have reached an agreement. Aviza and IPS will review future orders of these products on a case-by-case basis. Aviza recognized net sales of $2.4 million and $6.5 million in the quarters ended March 31, 2006 and March 25, 2005, respectively, $5.3 million and $14.1 million in the six months ended March 31, 2006 and March 25, 2005, respectively, and $21.6 million in the fiscal year ended September 30, 2005 attributable to these products. Aviza is currently in the process of developing its own products to address the ALD market.

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

	Quarter Ended		Six Months
	March 31, 2006	March 25, 2005	March 31, 2006	March 25, 2005
	(dollars in thousands)
Gross profit	$9,191	$6,737	$16,326	$13,452
Gross margin	25%	21%	25%	14%

The increase in gross profit of $2.5 million, or 36%, for the quarter ended March 31, 2006 versus the quarter ended March 25, 2005, was primarily a result of higher average selling prices on the RVP-300 product line, improvements in RVP-300 product line configurations, higher gross margins recognized on a greater number of product installations, and increased gross margins generated by a change in product mix with a larger proportion of shipments relating to the Etch and PVD product lines of our merged Trikon subsidiary. Spares and service margins remained consistent on a quarter-over-quarter basis. Increases in gross margins were offset slightly by higher manufacturing costs related to a lower number of shipments among which to allocate manufacturing costs during the quarter ended March 31, 2006.

The increase in gross profit of $2.9 million, or 21%, for the six months ended March 31, 2006 versus the six months ended March 25, 2005 was primarily a result of “new” technology becoming “proven” during the six months ended March 25, 2005. Aviza records revenue upon shipment at the lesser of (i) the residual amount after deducting the fair value of undelivered services from the contractual value or (ii) the non-contingent amount, and only records the remaining contractual revenue upon successful installation of the product.  During the quarter ended December 24, 2004, the Company’s RVP-300 and ALD products became “proven” technology.  Approximately $29.3 million in revenue recognized on “proven” technology in the six months ended March 31, 2006 related to systems shipped during previous quarters as “new” technology.  While this resulted in higher net sales for the six months ended March 25, 2005 compared to the six months ended March 31, 2006, the gross margin attributable to this revenue was less than 10%, which resulted in lower gross margins during the six months ended March 25, 2005. The increase in gross profit for the six months ended March 31, 2006 versus the six months ended March 25, 2005 was also a result of higher average selling prices on the RVP-300 product line, improvements in RVP-300 product line configurations, higher gross margins recognized on a greater number of product installations and increased gross margins generated by a change in product mix with a larger proportion of shipments relating to the Etch and PVD product lines of the merged Trikon subsidiary.

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

	Quarter Ended		Six Months
	March 31, 2006	March 25, 2005	March 31, 2006	March 25, 2005
	(dollars in thousands)
Research and development	$6,553	$4,836	$11,196	$9,087
Percent of net sales	18%	15%	17%	10%

The increases in research and development costs of $1.8 million and $2.1 million during the quarter and six months ended March 31, 2006, respectively, as compared to the quarter and six months ended March 25, 2005 was due primarily to our inclusion of costs related to our merged Trikon subsidiary subsequent to the consummation of our merger transaction with Trikon.

While spending by Former Aviza on research and development remained relatively constant from quarter to quarter, the distribution of the costs and expenses during the three and six months ended March 31, 2006 was directed more toward advancement of Aviza’s ALD and variable batch thermal programs than during the comparable periods in the prior fiscal year.

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

	Quarter Ended		Six Months
	March 31, 2006	March 25, 2005	March 31, 2006	March 25, 2005
	(dollars in thousands)
Selling, general and administrative	$6,482	$4,376	$11,597	$7,845
Percent of net sales	17%	14%	18%	8%

The increase in selling, general and administrative expenses in the quarter ended March 31, 2006 over the quarter ended March 25, 2005 was due to increased stock compensation expense of $0.3 million attributable to our adoption of SFAS 123(R), increased legal expense of $0.3 million and incremental costs of $1.6 million relating to selling, general and administrative activities of the Trikon subsidiary subsequent to the consummation of our merger transaction with Trikon.

The increase in selling, general and administrative expenses in the six months ended March 31, 2006 over the six months ended March 25, 2005 was primarily due to increases in sales commissions to third-party representatives, primarily in China, increased stock-based compensation costs related to the adoption of SFAS 123(R) during the six months ended March 31, 2006 and increased legal costs. In addition, the expenses related to the selling, general and administrative activities of the Trikon subsidiary were incremental costs during the six months ended March 31, 2006 over the six months ended March 25, 2005.

In-process Research and Development

	Quarter Ended		Six Months
	March 31, 2006	March 25, 2005	March 31, 2006	March 25, 2005
	(dollars in thousands)
In-process research and development	$9	$—	$402	$—
Percent of net sales	0%	0%	1%	0%

In-process research and development costs incurred during the six months ended March 31, 2006 were the result of the merger with Trikon in December 2005, and represent the write-off of technology that had not reached technological feasibility at the time of the merger.

Interest Expense

	Quarter Ended		Six Months
	March 31, 2006	March 25, 2005	March 31, 2006	March 25, 2005
	(dollars in thousands)
Interest expense	$1,356	$967	$2,742	$1,807
Percent of net sales	4%	3%	4%	2%

Aviza’s interest expense for the quarters and six months ended March 31, 2006 and March 25, 2005 consisted primarily of interest incurred on its revolving lines of credit, its mortgage line of credit, which is secured by a mortgage on Aviza’s land and buildings, amortization of debt issuance costs and amortization of the fair value of the warrants issued to affiliates of VantagePoint Venture Partners, or VPVP, in consideration for VPVP’s agreement to guarantee a portion of Aviza’s revolving line of credit.  Aviza’s aggregate borrowings under its revolving lines of credit and mortgage line of credit were $34.1 million as of March 31, 2006 and $33.7 million as of March 25, 2005.  Aviza recorded amortization of debt issuance costs and the fair value of warrants of $438,000 and $400,000 during the quarters ended March 31, 2006 and March 25, 2005, respectively, and $851,000 and $802,000 during the six months ended March 31, 2006 and March 25, 2005, respectively.

During the quarter and six months ended March 31, 2006, accrued but unpaid dividends of $219,000 and $439,000, respectively, on the mandatory redeemable Series B and B-1 preferred stock of Aviza, Inc. were charged to interest expense.  There was no charge to interest expense for dividends in the quarter and six months ended March 25, 2005. In connection with the closing of the private placement of 3,282,275 shares of Aviza’s common stock on April 24, 2006, all outstanding shares of Aviza, Inc.’s Series B and B-1 preferred stock converted into shares of Aviza’s common stock. As a result of this conversion, dividends will no longer accrue after April 24, 2006.

Income Taxes

Because Aviza has incurred significant operating losses, no material federal or state income taxes have been recorded. Aviza recorded income taxes relating to certain profitable international subsidiaries.

Liquidity and Capital Resources

At Aviza’s inception, affiliates of VPVP funded Aviza with a cash investment of $32.7 million to acquire the business from ASML and to fund Aviza’s initial operations. Since then, Aviza has funded its operations through borrowings under its revolving line of credit and its mortgage line of credit as well as from the proceeds of the issuance of preferred stock. As of March 31, 2006, Aviza had $13.0 million available for additional borrowings under its revolving credit facility, subject to certain conditions, and $5.0 million available for additional borrowings under its mortgage line of credit, subject to Aviza’s ability to meet certain financial or property zoning criteria.

At March 31, 2006, Aviza’s cash and cash equivalents were $3.9 million as compared to $7.4 million at September 30, 2005.  The decrease in cash and cash equivalents of $3.5 million during the six months ended March 31, 2006 was due primarily to net payments of $11.2 million on the Company’s revolving lines of credit and short-term borrowings and $2.7 million of cash used to purchase equipment for Aviza’s development and demonstration laboratories, which were partially offset by $7.4 million of cash acquired in our merger transaction with Trikon and $3.1 million of cash provided by operating activities.

Aviza’s revolving line of credit with Bank of America contains certain financial and operating covenants. Aviza was in compliance with these covenants as of March 31, 2006. Aviza was in violation of these covenants at September 30, 2005. Bank of America has waived Aviza’s non-compliance under the line of credit agreement through amendments to the credit facility.

Cash Flows from Operating Activities

Aviza’s cash provided by operating activities was $3.1 million for the six months ended March 31, 2006.  This consisted primarily of cash used to fund net losses of $9.9 million, which was offset in part by non-cash expense adjustments (depreciation, amortization, bad debt, common stock warrants, preferred stock dividend and stock-based compensation) aggregating $4.1 million. Net changes in assets and liabilities during the six months ended March 31, 2006 provided $8.9 million of cash.  This increase in cash was primarily provided by decreases in accounts receivable of $4.5 million, inventory of $0.7 million and prepaid and other assets of $3.6 million and an increase in accounts payable of $0.2 million and accrued liabilities of $1.9 million, which was partially offset by a decrease in warranty liabilities of $2.0 million.

Aviza’s cash used in operating activities for the six months ended March 25, 2005 was $4.2 million.  This consisted primarily of cash used to fund net losses of $5.5 million, which was offset in part by non-cash expense adjustments, depreciation, amortization and bad debt aggregating $1.6 million. Net changes in assets and liabilities during the six months ended March 25, 2005 used $0.3 million of cash. Increases in accounts receivable of $0.8 million, inventory of $3.5 million and prepaid and other assets of $4.9 million and a decrease in warranty liability of $0.3 million consumed approximately $9.5 million of cash, which was partially offset by increases in accounts payable of $7.9 million and accrued liabilities of $1.3 million which provided cash of $9.2 million.

Cash Flows from Investing Activities

Aviza’s cash provided by investing activities for the six months ended March 31, 2006 was $4.6 million. This consisted of $13.4 million of cash acquired in the merger transaction with Trikon, reduced by direct merger costs incurred by Aviza of $6.1 million Aviza and $2.7 million used to purchase equipment primarily for Aviza’s development and demonstration laboratories.

Aviza’s cash used in investing activities for the six months ended March 25, 2005 was $6.8 million. This consisted of a $4.0 million  license fee paid to Trikon and $2.8 million to purchase property and equipment, primarily equipment to be used in Aviza’s development and demonstration laboratories.

Cash Flows from Financing Activities

Aviza’s net cash used in financing activities for the six months ended March 31, 2006 was $11.3 million. Net repayment of borrowings under Aviza’s revolving and mortgage lines of credit were approximately $2.5 million during the six months ended March 31, 2006. Aviza paid $8.7 million in repayment of borrowings assumed in our merger transaction with Trikon.

Aviza’s cash provided by financing activities for the six months ended March 25, 2005 was approximately $8.2 million. This cash consisted of approximately $6.0 million in net borrowings under Aviza’s lines of credit and approximately $2.2 million in proceeds from the issuance of common and Series B preferred stock.

At March 31, 2006, Aviza has a revolving line of credit which consists of a $20.0 million revolving credit facility that is guaranteed by affiliates of VPVP and a separate revolving credit facility that provides for borrowings up to $20.0 million based upon a defined borrowing base. The borrowings under this revolving line of credit accrue interest at a rate of the bank’s prime rate plus a margin of 0.50%, of which $10.0 million is subject to an interest rate cap of 8.25%, which is payable monthly. This revolving line of credit has a stated maturity of August 11, 2007. Outstanding borrowings under this revolving line of credit were $27.0 million at March 31, 2006 and $30.4 million at September 30, 2005.

At March 31, 2006, Aviza has a $12.0 million line of credit secured by a mortgage on its land and buildings. The borrowings under Aviza’s mortgage line of credit accrue interest at a rate of LIBOR plus a margin of 5.25%, of which $7.0 million is subject to a LIBOR rate capped at 6.75%, and is repayable in monthly principal installments of $23,333 plus interest. Aviza’s mortgage line of credit matures on September 30, 2007. Outstanding borrowings under Aviza’s mortgage line of credit were $6.6 million and $6.7 million at March 31, 2006 and September 30, 2005, respectively.  The remaining availability of $5.0 million, which does not increase to reflect repayments under the terms of Aviza’s mortgage line of credit, may be available in the future if Aviza meets certain financial or property zoning criteria.

At March 31, 2006, a subsidiary of the Company has a revolving line of credit for $200 million Japanese Yen (approximately $1,702,000 at the exchange rate on March 31, 2006) under which there were borrowings of $553,000 at March 31, 2006. Borrowings under the credit line bear interest at 1.375% per annum.

On April 24, 2006, the Company sold 3,282,275 shares of its common stock for $15,000,000 in a private placement. In connection with the closing of the private placement, all outstanding shares of Series B and Series B-1 preferred stock of the Company’s subsidiary, Aviza, Inc., and accrued but unpaid dividends on those shares converted into an aggregate of 2,536,974 shares of the Company’s common stock, representing the same per-share purchase price as in the private placement.

Aviza currently anticipates that its existing cash balances, the cash that it expects to generate from its operating activities and available borrowings under its existing lines of credit will be sufficient to meet its anticipated cash needs for at least the next 12 months.  However, Aviza may need to raise additional capital from the sale of debt or equity securities or from other sources in order to support its operations and expansion plans.  Aviza may not be able to obtain any additional capital on acceptable terms, if at all.

Off-Balance Sheet Arrangements

As of March 31, 2006, Aviza had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Obligations

Other than operating leases for certain equipment and real estate, Aviza has no significant off-balance sheet transactions or unconditional purchase obligations.  See Note 8 of the Condensed Consolidated Financial Statements for a table of Aviza’s cash obligations and commitments relating to its debt obligations and lease commitments as of March 31, 2006.

Recent Accounting Pronouncements

Effective October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R),

“Share-Based Payment” (“SFAS 123(R)”).  SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services.  Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  The Company elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly, the Company recorded compensation costs as the requisite service rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R).  Under the modified prospective transition method, results for prior periods are not restated.  See Note 4 to the Condensed Consolidated Financial Statements for additional disclosures.

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

As of March 31, 2006, the end of the period covered by this report, based on the evaluation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of its disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that Aviza’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in Aviza’s internal control over financial reporting during the first six months of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 11, 2006, IPS, Ltd. filed a lawsuit against Aviza in the United States District Court for the Central District of California. The complaint alleges that Aviza used confidential information of IPS to develop a single-wafer-processing type atomic layer deposition (ALD) system. The complaint is for unspecified monetary damages, injunctive relief and an order rescinding the settlement and distributor agreements that Aviza and IPS entered into in May 2004 in settlement of a prior lawsuit that IPS filed against ASML U.S., Inc. and Aviza in March 2004 relating to assets that Aviza acquired from ASML in October 2003. Aviza believes that it has complied with the settlement agreement and that the allegations contained in IPS’s complaint are without merit.

ITEM 1A.  RISK FACTORS

There are no material changes to the risk factors described in the section entitled “Risk Factors” in Item 1A in Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2005, except as follows:

(a)          The following paragraph is hereby added to the end of the risk factor entitled “Claims or litigation regarding its intellectual property rights could adversely harm Aviza’s business or require Aviza to incur significant costs”:

“On April 11, 2006, IPS, Ltd. filed a lawsuit against Aviza in the United States District Court for the Central District of California. The complaint alleges that Aviza used confidential information of IPS to develop a single-wafer-processing type atomic layer deposition (ALD) system. The complaint is for unspecified monetary damages, injunctive relief and an order rescinding the settlement and distributor agreements that Aviza and IPS entered into in May 2004 in settlement of a prior lawsuit that IPS filed against ASML U.S., Inc. and Aviza in March 2004 relating to assets that Aviza acquired from ASML in October 2003. While Aviza believes that it has complied with the settlement agreement and that the allegations contained in IPS’s complaint are without merit, a negative outcome in the litigation could harm Aviza’s business.”

(b)         The risk factor entitled “Aviza is a ‘controlled company’ within the meaning of the rules of the Nasdaq National Market, and as a result qualifies for, and is currently relying on, exemptions from certain corporate governance requirements” is hereby deleted in its entirety because Aviza is no longer a “controlled company” within the meaning of the rules of the Nasdaq National Market.

Aviza may need to raise additional capital in order to support its operations and expansion plans, which capital may not be available on terms acceptable to Aviza, or at all.

As of March 31, 2006, Aviza had cash and cash equivalents of approximately $3.9 million and short-term debt of approximately $28.2 million. In the future, Aviza may need to raise capital from the sale of debt or equity securities or other sources in order to support its operations and expansion plans. Aviza may not be able to obtain this capital on acceptable terms, or at all. If Aviza issues additional equity or convertible debt securities to raise this capital, current stockholders’ percentage ownership of Aviza will be reduced, and they may experience significant dilution. In addition, new investors in Aviza may demand rights, preferences or privileges that differ from, or are senior to, those of existing investors, including warrants in addition to the securities purchased and protection against future dilutive transactions.

Aviza has incurred losses over the last few years, and Aviza may not be able to achieve profitability.

Aviza incurred net losses of $5.3 million and $9.9 million for the quarter and six months ended March 31, 2006, respectively, and $16.0 million and $19.7 million for the fiscal years ended September 30, 2005 and September 24, 2004, respectively. As a result, Aviza will need to increase sales and reduce costs in order to achieve profitability. However, Aviza may never generate sufficient revenues or reduce costs sufficiently to achieve profitability. Even if Aviza does achieve profitability, it may not sustain or increase profitability on a quarterly or annual basis in the future. If Aviza is unable to achieve profitability, it may be forced to implement expense reduction measures, including selling its assets, consolidating its operations, reducing its workforce or delaying, canceling or reducing certain product development, marketing or other operational programs, any of which could harm its business.

Aviza’s net sales in calendar 2006 may be adversely affected by the loss of Aviza’s Pantheon ALD product line.

When Aviza acquired the Thermal Division of ASML Holding, N.V., which we refer to in this report as the Predecessor, Aviza acquired a license agreement with IPS, Ltd. pursuant to which Aviza distributed single-wafer atomic layer deposition, or single-wafer ALD, products manufactured by IPS. Aviza recognized net sales of $5.3 million, or approximately 8% of its net sales, and $14.1 million, or approximately 15% of its net sales, attributable to these products in the six months ended March 31, 2006 and March 25,

2005, respectively. During fiscal 2005, Aviza recognized net sales of $21.6 million, or approximately 13% of its net sales, attributable to these products.  Aviza and IPS agreed in May 2004 that Aviza would not ship any such products after December 31, 2005. As a result, Aviza will not recognize any revenue attributable to these products after December 31, 2005, other than the remaining contractual revenue attributable to products previously shipped and revenue attributable to a recent customer order expected to ship before the end of fiscal year 2006, for which Aviza and IPS have reached an agreement. Aviza and IPS will review future orders for these products on a case-by-case basis. If Aviza is unable to develop its own products to address the ALD market in lieu of these products, its net sales may decline and its business may be harmed.

Aviza expects to receive a substantial portion of its revenues from a small number of customers, and the loss of, or a significant reduction or fluctuation in, orders from those customers could harm Aviza’s business.

During the six months ended March 31, 2006, approximately 49% of Aviza’s net sales were attributable to three customers and approximately 74% of Aviza’s net sales were attributable to its top ten customers.  Winbond Electronics Corp., Infineon Technologies, Inc. and Inotera Memories, Inc. accounted for 20%, 13% and 16% of Aviza’s net sales, respectively, for the six months ended March 31, 2006.  For the fiscal year ended September 30, 2005, approximately 69% of Aviza’s net sales were attributable to three customers and approximately 84% of Aviza’s net sales were attributable to its top ten customers. Inotera Memories, Inc., Infineon Technologies, Inc. and Winbond Electronics Corp. accounted for 43%, 15% and 11% of Aviza’s net sales, respectively, for the fiscal year ended September 30, 2005. As a result, Aviza expects to receive a substantial portion of its revenues from a small number of customers. Sales to any single customer may vary significantly from quarter to quarter. If Aviza’s largest customers delay, cancel or do not place orders, Aviza may not be able to replace these orders with new orders. As Aviza expects to configure its products to customer specifications, changing, rescheduling or canceling orders may result in significant non-recoverable costs. The loss of, or a decline or fluctuation in sales to, any of Aviza’s major customers would negatively impact its business.

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

The percentage of worldwide semiconductor production that is based in Asia is growing more rapidly than in other regions. Although Aviza derived approximately 62% and 69% of its net sales for the six months ended March 31, 2006 and March 25, 2005, respectively, and 66% and 46% of its net sales for the fiscal years ended September 30, 2005 and September 24, 2004, respectively, from its sales in the Asia Pacific region, its brand recognition is limited. In order to grow its business, it will be necessary for Aviza to penetrate the region with the addition of new customers and the expansion of its relationships with existing customers. Aviza has traditionally sold its products primarily through its direct sales force. As a result, retaining and attracting key sales and service personnel will be of critical importance to Aviza. These markets are typically subject to growth rates that are higher than worldwide growth rates. Although Aviza has a direct sales force in this region, we cannot assure you that we will be able to continue penetrating markets in the Asia Pacific region. Failure to penetrate these markets, or failure to attract the additional personnel necessary to service new and existing customers, may harm Aviza’s competitive position and adversely affect our future business prospects.

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

If Aviza is forced to take any of these actions, its business could be severely harmed. On April 11, 2006, IPS, Ltd. filed a lawsuit against Aviza in the United States District Court for the Central District of California. The complaint alleges that Aviza used confidential information of IPS to develop a single-wafer-processing type atomic layer deposition (ALD) system. The complaint is for unspecified monetary damages, injunctive relief and an order rescinding the settlement and distributor agreements that Aviza and IPS entered into in May 2004 in settlement of a prior lawsuit that IPS filed against ASML U.S., Inc. and Aviza in March 2004 relating to assets that Aviza acquired from ASML in October 2003. While Aviza believes that it has complied with the settlement agreement and that the allegations contained in IPS’s complaint are without merit, a negative outcome in the litigation could harm Aviza’s business.

Aviza’s efforts to protect its intellectual property may be less effective in some foreign countries where intellectual property rights are not as well protected as in the United States.

A significant portion of Aviza’s net sales for the six months ended March 31, 2006 and fiscal 2005 were derived from sales in foreign countries, including certain countries in Asia such as Singapore, Taiwan, Japan, Malaysia, China and Korea. The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries, some of which are countries in which Aviza has sold and in which Aviza expects to continue to sell systems. For example, Taiwan and China are not signatories to the Patent Cooperation Treaty, which is designed to specify rules and methods for defending intellectual property internationally. In Taiwan and China, the publication of a patent prior to its filing would invalidate the ability of a company to obtain a patent. Similarly, in contrast to the United States where the contents of patent applications remain confidential during the patent prosecution process, the contents of a patent application are published upon filing which provides competitors an advanced view of the contents of patent applications prior to the establishment of patent rights. There is a risk that Aviza’s means of protecting its proprietary rights may not be adequate in these countries. Aviza’s competitors in these countries may independently develop similar technology or duplicate Aviza’s systems. If Aviza fails to adequately protect its intellectual property in those countries, it would be easier for Aviza’s competitors to sell competing products in those countries.

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

Any failure to maintain or implement required new or improved controls, or any difficulties Aviza encounters in their implementation, could result in additional material weaknesses or significant deficiencies cause Aviza to fail to meet its periodic reporting obligations or result in material misstatements in Aviza’s financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of Aviza’s internal control over financial reporting that will be required when the SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to Aviza beginning with its first Annual Report on Form 10-K for the fiscal year ending in September 2007, which will be filed in December 2007. The existence of a material weakness could result in errors in Aviza’s financial statements that could result in a restatement of financial statements, cause Aviza to fail to meet its reporting obligations and cause investors to lose confidence in its reported financial information, leading to a decline in Aviza’s stock price.

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

Affiliates of VantagePoint own a large amount of Aviza’s common stock, which will limit your ability to influence corporate activities of Aviza.

At May 12, 2006, affiliates of VantagePoint beneficially owned approximately 47% of Aviza’s outstanding voting power. VantagePoint exercises significant influence over Aviza’s operations, business strategy and the outcome of votes on all matters requiring stockholder approval, including the approval of significant corporate transactions, such as mergers or other business combinations. VantagePoint may have interests that differ from the interests of other stockholders of Aviza. This concentration of ownership may also have the effect of delaying or preventing a change of control of Aviza or discouraging others from making tender offers for shares of Aviza, which could prevent the other stockholders of Aviza from receiving a premium for your shares.

The price of Aviza’s common stock has fluctuated and may fluctuate significantly in the future, which may lead to losses by investors or to securities litigation.

The market price of Aviza’s common stock has been and may become highly volatile in the future, and Aviza’s stock price may decline in the future.  For example, for the period from December 2, 2005, Aviza’s first day of trading, through May 12, 2006 the price range of Aviza’s common stock was $3.77 to $6.56 per share.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 24, 2006, Aviza sold an aggregate of 3,282,275 shares of its common stock to Caisse de dépôt et placement du Québec, a body organized under the laws of the Province of Québec, for an aggregate purchase price of $15,000,000 in a private placement. In connection with and at the closing of this sale, Jerauld J. Cutini, Aviza’s President and Chief Executive Officer, elected to convert all 10,000 shares of Series B Preferred Stock of Aviza, Inc., a subsidiary of Aviza, held by him into an aggregate of 238,482 shares of Aviza’s common stock, and affiliates of VantagePoint Venture Partners elected to convert all 10,000 shares of Series B Preferred Stock of Aviza, Inc. and all 90,000 shares of Series B-1 Preferred Stock of Aviza, Inc. held by them into an aggregate of 2,298,492 shares of Aviza’s common stock. Pursuant to the terms of Aviza, Inc.’s certificate of incorporation, each share of Series B Preferred Stock and Series B-1 Preferred Stock of Aviza, Inc. was converted into a number of shares of Aviza’s common stock determined by dividing (a) the redemption price of such share of Series B Preferred Stock or Series B-1 Preferred Stock of Aviza, Inc. on the closing date of the offering by (b) $4.57, which is the per-share purchase price that Caisse de dépôt et placement du Québec paid for its shares.

Aviza, Inc.’s issuance of the securities in each of the transactions described above was exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The recipients of the securities in each of these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.

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

10.1

Agreement for Purchase And Sale Of Real Property and Escrow Instructions, dated as of March 16, 2006, between Aviza Technology, Inc, and KB Home South Bay Inc., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on March 17, 2006.

10.2

Employment Agreement, dated as of December 1, 2005, between Aviza Technology, Inc. and Jerauld J. Cutini, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 7, 2006.

10.3

Employment Agreement, dated as of December 1, 2005, between Aviza Technology, Inc. and Patrick C. O’Connor, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on April 7, 2006.

10.4

Employment Agreement, dated as of December 1, 2005, between Aviza Technology, Inc. and John Macneil, incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Commission on April 7, 2006.

10.5

Stock Purchase Agreement, dated as of April 24, 2006, by and between Aviza Technology, Inc. and Caisse de dépôt et placement du Québec, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 25, 2006.

10.6

Amendment No. 5, dated as of March 31, 2006, to Credit Agreement between Bank of America, N.A. and Aviza, Inc., incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on April 25, 2006.

10.7

Amendment to Second Amended and Restated Stockholder Agreement, dated as of April 24, 2006, by and among the Company, Trikon Technologies, Inc. and VantagePoint Venture Partners IV (Q), L.P., VantagePoint Venture Partners IV, L.P. and VantagePoint Venture Partners IV Principals Fund, L.P., incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Commission on April 25, 2006.

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

Dated: May 15, 2006
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

10.1

Agreement for Purchase And Sale Of Real Property and Escrow Instructions, dated as of March 16, 2006, between Aviza Technology, Inc, and KB Home South Bay Inc., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on March 17, 2006.

10.2

Employment Agreement, dated as of December 1, 2005, between Aviza Technology, Inc. and Jerauld J. Cutini, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 7, 2006.

10.3

Employment Agreement, dated as of December 1, 2005, between Aviza Technology, Inc. and Patrick C. O’Connor, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on April 7, 2006.

10.4

Employment Agreement, dated as of December 1, 2005, between Aviza Technology, Inc. and John Macneil, incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Commission on April 7, 2006.

10.5

Stock Purchase Agreement, dated as of April 24, 2006, by and between Aviza Technology, Inc. and Caisse de dépôt et placement du Québec, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 25, 2006.

10.6

Amendment No. 5, dated as of March 31, 2006, to Credit Agreement between Bank of America, N.A. and Aviza, Inc., incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on April 25, 2006.

10.7

Amendment to Second Amended and Restated Stockholder Agreement, dated as of April 24, 2006, by and among the Company, Trikon Technologies, Inc. and VantagePoint Venture Partners IV (Q), L.P., VantagePoint Venture Partners IV, L.P. and VantagePoint Venture Partners IV Principals Fund, L.P., incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Commission on April 25, 2006.

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