Form 10-Q
period 2006-06-30
Aviza Technology, Inc.
filed 2006-08-11
CIK 1311396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

YES ☒ NO ☐

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

YES ☐ NO ☒

As of August 10, 2006, the registrant had 16,144,099 shares of its common stock, par value $0.0001 per share, outstanding.

Aviza Technology, Inc.

ITEM 1. FINANCIAL STATEMENTS

AVIZA TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par amounts and number of shares)

(unaudited)

	June 30, 2006	September 30, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,851	$7,437
Accounts receivable, net of allowance of $317 and $564, respectively	32,624	23,630
Inventory	45,625	24,253
Prepaid expenses and other current assets	7,221	11,632

Total current assets	103,321	66,952

PROPERTY, PLANT AND EQUIPMENT – net	23,400	19,569

INTANGIBLE ASSETS – net	4,871	4,000

OTHER ASSETS – net	489	388

TOTAL	$132,081	$90,909

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Bank borrowing - short term	$30,993	$30,724
Accounts payable	27,095	19,397
Warranty liability	12,899	13,599
Accrued liabilities	15,708	8,814

Total current liabilities	86,695	72,534

Mandatorily redeemable preferred stock, Series B and B-1, $100 par value - 110,000 shares authorized; 110,000 shares issued and outstanding at September 30, 2005 (liquidation preference of $11,097 at September 30, 2005)	—	11,000

NOTE PAYABLE - Long term	6,330	6,463

Total liabilities	93,025	89,997

COMMITMENTS AND CONTINGENCIES (Note 9)

PREFERRED STOCK, SERIES A, $0.001 PAR VALUE – 10,000,000 shares authorized, 5,226,496 shares issued and outstanding at September 30, 2005 (liquidation preference of $32,650 at September 30, 2005)	—	32,650

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock, $0.0001 par value – 5,000,000 shares authorized; none outstanding	—	—
Common stock, $0.0001 par value - 100,000,000 shares authorized; 16,142,748 and 475,065 shares issued and outstanding at June 30, 2006 and September 30, 2005, respectively	2	1
Additional paid in capital	88,307	4,040
Accumulated other comprehensive loss	325	(110)
Accumulated deficit	(49,578)	(35,669)

Total stockholders’ equity (deficit)	39,056	(31,738)

TOTAL	$132,081	$90,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVIZA TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Quarter Ended		Nine Months Ended
	June 30, 2006	June 24, 2005	June 30, 2006	June 24, 2005
NET SALES	$43,662	$43,799	$108,846	$138,692

COST OF GOODS SOLD	32,916	36,978	81,774	118,419

GROSS PROFIT	10,746	6,821	27,072	20,273

OPERATING EXPENSES:
Research and development	6,547	7,266	17,743	16,353
Selling, general and administrative	6,795	4,410	18,392	12,255
In-process research and development	(29)	—	373	—

Total operating expenses	13,313	11,676	36,508	28,608

LOSS FROM OPERATIONS	(2,567)	(4,855)	(9,436)	(8,335)

OTHER INCOME (EXPENSE):
Interest income	79	4	132	14
Interest expense	(1,424)	(1,050)	(4,166)	(2,857)
Other income (expense) - net	16	18	(129)	34

Total other income (expense)	(1,329)	(1,028)	(4,163)	(2,809)

LOSS BEFORE INCOME TAXES	(3,896)	(5,883)	(13,599)	(11,144)

INCOME TAXES	70	144	310	420

NET LOSS	$(3,966)	$(6,027)	$(13,909)	$(11,564)

Loss per common share:
Basic and diluted	$(0.27)	$(12.70)	$(1.45)	$(33.52)

Weighted average common shares:
Basic and diluted	14,667,980	474,382	9,563,903	344,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVIZA TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	June 30, 2006	June 24, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,909)	$(11,564)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,500	1,692
Amortization	1,984	1,149
Fair value of common stock warrants issued in exchange for loan guarantee	251	—
Stock based compensation	700	—
Mandatorily redeemable preferred stock dividend accrued	497	—
(Gain) loss on disposal of equipment	(75)	983
Provision for allowance for doubtful accounts	(156)	(476)
Changes in assets and liabilities:
Accounts receivable	5,656	(1,875)
Inventories	(6,476)	1,995
Prepaid and other assets	4,584	(3,292)
Accounts payable	3,504	6,283
Warranty liability	(2,088)	240
Accrued liabilities	3,550	1,432

Net cash provided by (used in) operating activities	522	(3,433)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from Trikon merger net of direct merger costs	7,366	—
Purchase of technology license	—	(2,000)
Purchases of property and equipment, net	(4,248)	(4,025)
Proceeds from sale of equipment	175	—

Net cash provided by (used in) investing activities	3,293	(6,025)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from credit lines	260	6,749
Proceeds from short-term borrowings	—	499
Proceeds from issuance of common stock	15,041	242
Proceeds from issuance of mandatorily redeemable Series B preferred stock	—	2,000
Payments on mortgage loan	(210)	(186)
Payments on capital lease obligations	(44)	—
Payments on short-term borrowings	(8,658)	(454)

Net cash provided by financing activities	6,389	8,850

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,204	(608)
CASH AND CASH EQUIVALENTS:
Beginning of period	7,437	9,429

Effect of exchange rates on foreign cash balances	210	(266)

End of period	$17,851	$8,555

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,368	$1,533
Income taxes paid	$139	434
Noncash investing and financing activities:
Fair value of common stock, options and warrants issued in the acquisition of Trikon Technologies, Inc.	$24,131	$—
Conversion of mandatorily redeemable preferred stock, Series B and B-1, and accrued dividends to common stock	$11,594	$—
Purchase of technology license and fixed assets	$—	2,000
Fair value of common stock warrants issued in exchange for loan guarantee	$251	$—
Property and equipment included in accounts payable at quarter end	$134	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVIZA TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles for interim financial information and applicable regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and operations have been included. Operating results for the quarter and nine months ended June 30, 2006 are not necessarily indicative of the results that may be expected for future quarters and the fiscal year ended September 29, 2006.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Aviza Technology, Inc. (the “Company” or “Aviza”) for the year ending September 30, 2005, which are included in the Company’s Annual Report on Form 10-K and the risk factors contained herein and therein.

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

On December 1, 2005, Aviza, Inc., formerly Aviza Technology, Inc. (“Former Aviza”) completed its consolidation through merger with Trikon Technologies, Inc. (“Trikon”). The merger transaction was effected through the formation of a new company originally named New Athletics, Inc., which issued shares of common stock in exchange for the outstanding shares of common stock of Trikon and outstanding shares of common and Series A preferred stock of Former Aviza. For accounting purposes, Former Aviza is deemed to have acquired Trikon because, immediately after the merger transaction, former stockholders of Former Aviza owned approximately 56% of the combined company and former stockholders of Trikon owned approximately 44% of the combined company. Each outstanding share of Former Aviza common and Series A preferred stock was exchanged for .90043 of a share of New Athletics, Inc. common stock. All common stock and Series A preferred stock and per share amounts for Former Aviza in these financial statements have been adjusted to give retroactive effect to this exchange ratio for all periods presented. Shares of mandatorily redeemable Series B and B-1 preferred stock of Former Aviza were not exchanged in the merger transaction and, accordingly, the related share and per share amounts have not been adjusted.

In connection with the merger transaction, New Athletics, Inc. changed its name to Aviza Technology, Inc., the common stock of which is publicly traded on the NASDAQ National Market under the symbol “AVZA.”

The following table details the impact of the exchange of shares associated with the merger on December 1, 2005:

	Pre Exchange Shares	Exchange Ratio	Post Exchange Aviza Technology, Inc. Common Shares
Former Aviza:
Series A preferred stock	5,804,446	0.90043	5,226,496
Common stock	559,889	0.90043	504,140
	6,364,335

Trikon:
Common stock	15,754,985	0.29	4,568,946

Total post exchange shares			10,299,582

Trikon and Former Aviza continue as subsidiaries of the Company.  The financial information presented in this report represents:

1)      the financial position of the Company and its subsidiaries as of June 30, 2006;

2)      the financial position of Former Aviza as of September 30, 2005;

3)      the results of operations of the Company and its subsidiaries for the quarter and nine months ended June 30, 2006, including Trikon from December 2, 2005 through June 30, 2006;

4)      the changes in cash flow of the Company and its subsidiaries for the nine months ended June 30, 2006, including Trikon from December 2, 2005 through June 30, 2006;

5)      the results of operations of Former Aviza for the quarter and nine months ended June 24, 2005; and

6)      the changes in cash flow of Former Aviza for the nine months ended June 24, 2005.

See Note 6 for additional information related to the merger transaction.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.  Recent Accounting Pronouncements

Effective October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No.

123(R), “Share-Based Payment” (“SFAS 123(R)”).  SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services.  Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  The Company adopted the modified prospective application method as provided by SFAS 123(R).  Under this method, SFAS 123(R) was applied to new awards and to awards modified, repurchased or cancelled after the effective date.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered, such as unvested stock options, that are outstanding as of the date of adoption will be recognized as the remaining requisite services are rendered.  The compensation cost relating to unvested awards on October 1, 2005 was based on the grant-date fair value for those awards granted after June 24, 2005, the date of the Company’s initial filing of its Form S-4 registration statement relating to the Trikon merger as discussed in Note 6, and based on the intrinsic values as previously recorded under APB Opinion No. 25 for awards granted prior to that date.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). The amendments made by SFAS 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004.  The provisions of SFAS 151 will be applied prospectively. Aviza’s historical treatment of inventory costs is consistent with SFAS 151, and therefore, adoption of SFAS 151 did not have an effect on its consolidated financial statements.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which changes the requirements for the accounting and reporting of a change in accounting principle.  SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions.  SFAS No. 154 requires that changes in accounting principle be retrospectively applied.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  SFAS No. 123(R), however,

allowed for a modified prospective approach of adoption.  The Company does not expect the adoption of SFAS No. 154 to have a significant impact on its results of operations or financial condition.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB No. 109,

Accounting For Income Taxes (“FASB No. 109”).  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN No. 48 requires that tax positions previously held which no longer meet the more-likely-than-not recognition threshold should be derecognized in the first financial reporting period in which the threshold is no longer met.  Use of a valuation allowance, as per FASB No. 109, is no longer an appropriate substitute for the derecognition of a tax position.  The interpretation is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the adoption of FIN No. 48 to have a significant impact on its results of operations or financial condition.

3.  Balance Sheet Details

	June 30, 2006	September 30, 2005
	(in thousands)
Inventories:
Raw materials	$25,857	$14,149
Work-in-process	13,911	10,104
Finished goods and evaluation systems	5,857	—
Total	$45,625	$24,253

Prepaid expenses and other current assets:
Debt issuance costs	$1,157	$2,079
Deferred installation costs	1,733	3,685
Acquisition costs	—	4,112
Other	4,331	1,756
Total	$7,221	$11,632

Property, plant and equipment, net:
Land	$1,839	$1,839
Buildings and improvements	11,198	11,330
Machinery and equipment	11,434	6,677
Office furnishings, fixtures and equipment	2,580	1,420
Leasehold improvement	792	—
Construction in process	1,862	2,213
Total	29,705	23,479
Accumulated depreciation	(6,305)	(3,910)
Net property, plant and equipment	$23,400	$19,569

Intangible assets, net:
Licenses	$4,026	$4,000
Developed technology	686	—
Brands and trademarks	95	—
Customer relationships	218	—
Patents	77	—
Total	5,102	4,000
Accumulated amortization	(231)	—
Net intangible assets	$4,871	$4,000

Accrued liabilities:
Accrued payroll and payroll taxes	$4,845	$2,766
Deferred revenue	5,332	545
Customer advance payments	425	—
Other	5,106	5,503
Total	$15,708	$8,814

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

The Company adopted the modified prospective application method as provided by SFAS 123(R).  Under this method, SFAS 123(R) was applied to new awards and to awards modified, repurchased or cancelled after the effective date.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered, such as unvested stock options, that were outstanding as of the date of adoption are being recognized as the remaining requisite services are rendered.  The compensation cost relating to unvested awards at the date of adoption was based on the grant-date fair value for those awards granted after June 24, 2005, the date of the Company’s initial filing of a Form S-4 registration statement relating to the merger transaction as discussed in Note 6, and based on the intrinsic values as previously recorded under APB Opinion No. 25 for awards granted prior to that date.

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

Under Aviza’s stock option plans, Aviza may grant options to purchase up to a maximum of 4,106,510 shares of common stock, including outstanding options, to employees, directors, and consultants at prices not less than the fair market value on the date of grant. These options generally vest over four to five years and generally expire seven to ten years from the date of grant.

The Company recognized stock-based compensation expense of $61,000 and $700,000 during the quarter and nine months ended June 30, 2006.  There is no related income tax benefit recognized in the condensed consolidated statements of operations recorded for the quarter and nine months ended June 30, 2006.  The estimated fair value of the Company’s stock options, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis.

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

	Quarter Ended June 24, 2005	Nine Months Ended June 24, 2005
	(in thousands, except per share data)
Net loss - as reported	$(6,027)	$(11,564)
Deduction: Stock-based employee compensation expense determined under the fair value method	(20)	(83)
Net loss - pro forma	$(6,047)	$(11,647)

Loss per common share:
Basic and diluted - as reported	$(12.70)	$(33.52)
Basic and diluted - pro forma	$(12.75)	$(33.76)

The fair value of the Company’s stock options granted in the quarter and nine month periods ended June 30, 2006 and June 24, 2005 was estimated at the date of grant using the following weighted average assumptions:

	Quarter Ended		Nine Months Ended
	June 30, 2006	June 24, 2005	June 30, 2006	June 24, 2005
Expected life (years)	4.8	5.0	5.3	5.0
Risk-free interest rate	5.0%	3.8%	4.5%	3.8%
Stock price volatility	67.2%	0.0%	74.6%	0.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%

The following table summarizes the Company’s stock option activity under its stock plans as of June 30, 2006 and changes during the nine months ended June 30, 2006:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2005	1,554,444	$0.96
Options assumed in merger with Trikon	512,401	$21.57
Granted	815,000	$5.60
Exercised	(30,276)	$0.87
Forfeited	(16,940)	$16.42
Outstanding at December 30, 2005	2,834,629	$5.93
Granted	1,069,000	$4.94
Exercised	(14,406)	$0.97
Forfeited	(91,170)	$28.65
Outstanding at March 31, 2006	3,798,053	$5.12
Granted	38,000	$4.87
Exercised	(8,310)	$0.90
Forfeited	(22,045)	$9.34
Outstanding at June 30, 2006	3,805,698	$5.10

As of June 30, 2006, there was $5.5 million of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures.  The cost is expected to be recognized over a weighted average period of approximately 1.75 years.

The following table details total stock-based compensation expense for the quarter and nine months ended June 30, 2006:

	Quarter Ended June 30, 2006	Nine Months Ended June 30, 2006
	(in thousands)
Cost of goods sold	$(21)	$66
Research and development	(44)	99
Selling, general and administrative	126	535
Pre-tax stock-based compensation expense	61	700
Income tax benefits	—	—
Net stock-based compensation expense	$61	$700

The options outstanding and exercisable at June 30, 2006 were in the following exercise price ranges:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Vested and Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
		(in years)		(in thousands)			(in thousands)
$0.83 - $0.83	1,130,668	7.63	$0.83	$4,930	706,024	$0.83	$3,078
$0.84 - $5.41	1,563,311	7.18	$4.15	1,657	208,541	$2.14	635
$5.42 - $5.60	815,000	9.48	$5.60	—	101,250	$5.60	—
$5.61 - $10.69	150,375	7.67	$8.63	—	128,692	$8.51	—
$10.70 - $87.07	146,344	5.37	$41.86	—	133,947	$44.09	—

$0.83 - $87.07	3,805,698	7.76	$5.10	$6,587	1,278,454	$6.73	$3,713

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing stock price on June 30, 2006 of $5.19. The weighted average remaining contractual term for options exercisable as of June 30, 2006 was 7.76 years.

The weighted average fair value of options on the grant date, as determined under SFAS No. 123(R), granted during the nine months ended June 30, 2006 and June 24, 2005 was $3.45 and $0.16 per share, respectively.

The total intrinsic value of options exercised during the nine months ended June 30, 2006 and June 24, 2005 was $152,000 and $2,000, respectively. The total cash received from employees as a result of employee stock option exercises during the nine months ended June 30, 2006 and June 24, 2005 was $48,000 and $233,000, respectively.

5.  Private Placement of Common Stock and Conversion of Mandatorily Redeemable Series B and Series B-1 Preferred Stock

On April 24, 2006, the Company entered into a Stock Purchase Agreement with Caisse de dépôt et placement du Québec (“CDPQ”), a body organized under the laws of the Province of Québec, for the private placement of 3,282,275 shares of the Company’s common stock for an aggregate purchase price of $15 million.  The shares sold have not been registered under the Securities Act of 1933.  However, the agreement provides that upon request, the Company is obligated, subject to certain conditions, to use its reasonable best efforts (i) to prepare and file with the Securities and Exchange Commission a registration statement to enable the resale of the shares and (ii) to maintain the effectiveness of the registration statement, in each case, for the later of (x) the two-year anniversary of the agreement or (y) the date that all of the shares become eligible for sale pursuant to Rule 144 under the Securities Act during any one 90-day period.

On April 24, 2006, the Company issued 238,482 and 2,298,492 shares of common stock to the Company’s President and CEO and Vantage Point Venture Partners (“VPVP”), the Company’s largest stockholder, respectively, in exchange for an aggregate of 20,000 shares of mandatorily redeemable Series B preferred stock and an aggregate of 90,000 shares of mandatorily redeemable Series B-1 preferred stock of Former Aviza.  The shares of mandatorily redeemable Series B and Series B-1 preferred stock were converted to common shares based upon the redemption value of the mandatorily redeemable Series B and Series B-1 preferred stock at the date of closing of the private placement with CDPQ divided by the purchase price per share that CDPQ paid, which was $4.57 per share.  The following table summarizes the conversion of the mandatorily redeemable Series B and Series B-1 preferred stock (in thousands, except number of shares, par value per share and private placement price per common share):

Former Aviza Preferred Stock Classification	Pre- Conversion Shares	Par Value/Share	Par Value of Preferred Stock	Accrued Unpaid Dividends	Redemption Value of Preferred Stock	Private Placement Price Per Common Share	Common Shares Issued on Conversion
Series B	20,000	$100.00	$2,000	$180	$2,180	$4.57	476,964
Series B-1	90,000	$100.00	9,000	414	9,414	$4.57	2,060,010
	110,000		$11,000	$594	$11,594		2,536,974

6.  Merger and Other Transactions with Trikon Technologies, Inc.

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

In connection with the merger transaction, Aviza assumed a warrant issued by Trikon to an investor for the purchase of 101,500 shares of common stock (“investor warrants”) with an exercise price of $21.55 per share. In addition, further warrants for the purchase of 15,225 shares of common stock (“placement agent warrants”) were issued to the placement agent. The warrants expire on October 22, 2007. The warrants may be redeemed at the Company’s option for $0.34 at any time provided that for any 20 trading days in a 30-day trading period the closing market price exceeds $38.79 for the investor warrants, and $40.34 for the placement agent warrants, and the average daily trading volume of Aviza common stock exceeds 43,500 shares.

In addition, 629,570 shares of common stock were reserved for issuance upon exercise of Trikon common stock options and warrants assumed at December 1, 2005.  The options and warrants were valued using the Black-Scholes option-pricing model with the following assumptions:

	Common Stock
	Options	Warrants
Dividend yield	0.0%	0.0%
Stock price volatility	72.4%	60.5%
Expected life (months)	56	21
Risk-free interest rate	4.4%	4.4%
Market value per common share	$5.17	$5.17

A summary of the total consideration is as follows (in thousands):

Issuance of Aviza common stock	$23,632
Value of substitute options and warrants to acquire 629,570 shares of Aviza common stock in exchange for all outstanding options and warrants of Trikon	499

Total equity consideration	24,131
Direct merger costs	6,116

Total consideration	$30,247

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

Trikon historical net book value		$30,565
Estimated fair value adjustments:
Inventory to fair value	1,492
Property, plant and equipment	13,439
Deferred income, net of related costs	3,524
Deferred rent	583
Accrued liabilities	(241)
Intangible assets:
Customer relationships	2,126
Brands and trademarks	940
Patents	744
Developed technology	6,673
In-process research and development	3,615
Licenses	253
Total estimated fair value of intangible assets	14,351

Total fair value adjustments		33,148

Fair value of net assets acquired		63,713
Excess of fair value of net assets over consideration		(33,466)
Total consideration allocated		$30,247

In accordance with generally accepted accounting principles, the excess of the fair value of Trikon’s net assets over the consideration given has been allocated as a pro rata reduction of the amounts that would otherwise have been allocated to Trikon’s non-current assets acquired.  The allocation of the excess fair value is as follows (in thousands):

Property, plant and equipment	$20,594

Customer relationships	1,907
Brands and trademarks	843
Patents	667
Developed technology	5,985
In-process research and development	3,243
Licenses	227

Allocation of excess fair value to intangibles	12,872

Excess fair value of net assets over consideration	$33,466

After allocation of the excess fair value, the value of the intangibles acquired via the merger is as follows (in thousands):

Customer relationships	$219
Brands and trademarks	97
Patents	77
Developed technology	687
In-process research and development	373
Licenses	26
Total intangibles acquired	$1,479

A portion of the merger consideration was allocated to identifiable intangible assets.  After allocation of the excess fair value related to the transaction, the identifiable intangibles acquired totaled $1.5 million as adjusted through June 30, 2006.  The value of the in-process research and development was written off subsequent to the merger.

The intangible assets are being amortized over their estimated useful lives.  With the exception of in-process research and development, the useful lives of the intangibles range from 10 to 15 years.  In-process research and development consists of research and development in process at the time of the merger that had not demonstrated its technological feasibility and does not have an alternative future use.

As a result of the merger transaction, Aviza recorded a restructuring liability of $241,000 primarily relating to building closures of $96,000 and employee severance and related payments of $145,000.  These costs were included in determination of the fair value of the net assets acquired in the merger transaction.

The write-ups and write-downs of Trikon’s assets to fair value for financial reporting purposes resulted in a difference for income tax reporting purposes.  This fair value write-up of inventory and intangibles, as well as the reduction of deferred income, deferred rent and certain accrued liabilities, was not recorded for tax purposes due to the merger transaction being a tax-free transaction.  This will cause Aviza to have less revenue and more expenses for financial statement purposes than for tax purposes with respect to these items.  As a result, Aviza recorded a net current deferred tax liability of $1.6 million relating to these items.  Similarly, the write-down of Trikon’s property, plant, and equipment, as well as the reduction of certain accrued liabilities to fair value for financial reporting purposes, results in a difference for income tax reporting purposes. This will cause Aviza to have less depreciation and other expenses for financial statement purposes than for tax purposes with respect to these items.  As a result, Aviza recorded a deferred tax asset of $1.6 million relating to these items.

A deferred tax asset of $31.8 million was recorded as part of the merger representing future tax deductions (primarily net operating loss carry forwards), which can only be realized to the extent of future taxable income.  At June 30, 2006, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize its net deferred tax assets in excess of the deferred tax liabilities recorded in relation to the write-up of inventory and intangibles to fair value at the merger date described above.  Accordingly, the net deferred tax assets have been offset in full by a valuation allowance at June 30, 2006.

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

Amortization expense relating to all intangibles, excluding in-process research and development acquired from Trikon, was $123,000 and $231,000 during the quarter and nine months ended June 30, 2006, respectively.  There was no amortization of intangibles during the quarter and nine months ended June 24, 2005.  Based on the intangible assets recorded at June 30, 2006, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal year ending:

September 29, 2006 (remaining 3 months)	$127
September 28, 2007	509
September 26, 2008	509
September 25, 2009	509
September 24, 2010	509
Thereafter	2,708
Total	$4,871

Pro Forma Financial Information for the Acquisition of Trikon

The results of operations of Trikon have been included in the results of operations of Aviza for all periods after the December 1, 2005 merger date.  The following unaudited pro forma financial information presents the results of operations for the quarter and nine months ended June 30, 2006 as if the acquisition of Trikon had occurred on October 1, 2005, the beginning of the Company’s fiscal year 2006.  The pro forma financial information for the combined entities has been prepared for comparative purposes only and is not necessarily indicative of what actual results may have been if the acquisition had in fact occurred at the beginning of fiscal 2006 or of future results.

	Quarter Ended June 30, 2006	Nine Months Ended June 30, 2006
	(in thousands, except share and per share data)
Net sales	$44,331	$118,690
Net loss	$(3,297)	$(13,353)

Net Loss per common share:
Basic and diluted	$(0.22)	$(1.14)

Weighted average common shares:
Basic and diluted	$14,667,980	$11,752,629

7.  Borrowing Facilities

As of June 30, 2006, the Company has a line of credit agreement with a bank under which it may borrow up to $40,000,000.  A total of $20,000,000 of the line is secured by first priority liens on all of Aviza’s existing and future acquired assets, and the remaining portion of the line is guaranteed by the Company’s majority stockholder, VantagePoint Venture Partners (“VPVP”).  The credit facility has a stated maturity of August 11, 2007.  The terms of the line of credit agreement prohibit the Company from paying cash dividends on its common stock.  On May 30, 2006, the Company amended its line of credit agreement reducing the interest rate by 0.5% to the bank’s prime rate.  Under the terms of the line of credit agreement, Aviza is required to meet certain financial and operating covenants.

Aviza was in compliance with the financial and operating covenants as of June 30, 2006. At September 30, 2005, the Company was in violation of these covenants. Based on VPVP’s guarantee that it would not require reimbursement from the Company prior to September 30, 2006, should VPVP be required to make payment under the guarantee, on December 20, 2005, the bank waived non-compliance under the agreement as of September 30, 2005.  The agreement has subsequently been amended to include Aviza as obligor and the covenants reset.  In connection with the merger transaction with Trikon, VPVP continued its guarantee under the line of credit on behalf of the Company.  The Company issued VPVP additional warrants to purchase 290,000 shares of common stock in connection with its continued guarantee.  Borrowings under this credit line were $30.6 million at June 30, 2006.

A subsidiary of the Company has a revolving line of credit for 200,000,000 Japanese Yen (approximately $1,747,000 at the exchange rate on June 30, 2006) under which there were no borrowings at June 30, 2006. The credit line bears interest at 1.375% per annum.

Notes Payable

Mortgage—Aviza’s mortgage line of credit is secured by a mortgage on Aviza’s land and buildings and matures on September 30, 2007. The debt carries interest calculated as the sum of LIBOR rates plus a margin of 5.25% and is repayable in monthly principal installments of $23,333 plus interest. The effective interest rate at June 30, 2006 and September 30, 2005 was 10.4% and 9.0%, respectively.

Under the provisions of the revolving line of credit and the mortgage line of credit note payable, Aviza is required to maintain interest rate protection on a portion of its indebtedness. To satisfy this obligation, in August 2004 and September 2004, Aviza entered into interest rate cap agreements with financial institutions for a total notional amount of $17,000,000, expiring on August 6, 2007 and October 10, 2006, respectively. Under the revolving line of credit agreement, Aviza pays interest at the bank’s prime rate (8.25% at June 30, 2006); however, the maximum rate is set at 8.25%. Under the note payable, Aviza continues to pay interest at LIBOR rates plus a margin of 5.25%; however, the maximum rate for the LIBOR component is 6.75%. Any changes in the fair value of the interest rate caps is charged to or credited to interest expense. At June 30, 2006 and September 30, 2005, the fair value of the interest rate caps was $31,000 and $14,000, respectively.

Loan Guarantee — Warrants

Prior to the merger transaction, Former Aviza granted warrants to VPVP to purchase an aggregate of $20 million of Series A preferred stock at a price of $5.625 per share.  Former Aviza allocated approximately $3.5 million of the line of credit to the warrants and is amortizing the amount to interest expense over the term of the debt.  These warrants were canceled as part of the merger transaction.

In exchange for its continued guarantee of a portion of the Company’s bank line of credit, on December 1, 2005, Aviza issued warrants to purchase 290,000 shares of common stock at $31.03 per share to VPVP.  The warrants have a term of four years.  The warrants were valued using the Black-Scholes option valuation model using with the following assumptions:

Stock price	$5.21
Expected life (in years)	4.0
Exercise price	$31.03
Risk-free interest rate	4.4%
Stock price volatility	70.8%
Dividend yield	0.0%

Based on the preceding assumptions and the fair value of the related debt, the warrants issued on December 1, 2005 were valued at $251,000.  The fair value of the warrants will be amortized to interest expense over the remaining term of the bank line of credit.

The total amount allocated to the debt associated with the above mentioned warrants, as determined using the Black-Scholes option valuation method, was $3.8 million. In addition, an aggregate fee of $1,147,000 was paid to lenders for the revolving line of credit and the property mortgage. These amounts are being charged to interest expense on a straight-line basis over the lives of the related loans. The unamortized portion of these costs is recorded as prepaid expenses and other current assets and other assets of $1,157,000 and $33,000 at June 30, 2006 and $2,079,000 and $131,000 at September 30, 2005.

Aviza recorded $438,000 and $400,000 during the quarters ended June 30, 2006 and June 24, 2005, respectively, and $1,289,000 and $1,202,000 during the nine months ended June 30, 2006 and June 24, 2005, respectively, of expense related to amortization of the debt issuance and warrant costs. The amortization is recorded in interest expense. Estimated future amortization of these charges consists of the following (in thousands):

Fiscal Years Ending
September 29, 2006 (remaining 3 months)	$465
September 28, 2007	725

Total	$1,190

8.  Warranty and Guarantees

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

	Quarter Ended		Nine Months Ended
	June 30, 2006	June 24, 2005	June 30, 2006	June 24, 2005
	(in thousands)
Beginning warranty accrual	$12,978	$13,381	$13,599	$13,533
Additional accruals for new shipments	2,473	1,956	5,184	5,898
Warranty liability assumed in merger	—	—	1,386	—
Warranty costs incurred	(1,633)	(1,519)	(4,861)	(5,613)
Expirations and change in liability for pre-existing warranties during the period	(919)	—	(2,409)	—
Ending warranty accrual	$12,899	$13,818	$12,899	$13,818

Guarantees—In addition to product warranties, the Company, from time to time, in the normal course of business, indemnifies certain customers against third-party claims that the Company’s products, when used for their intended purposes, infringe the intellectual property rights of such third party or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and no liabilities have been recorded for these obligations on the balance sheet at June 30, 2006 and September 30, 2005, respectively.

9.  Commitments and Contingencies

The Company’s Scotts Valley location is a federal Superfund site. Chlorinated solvent and other contamination was identified at the site in the early 1980’s, and by the late 1980’s Watkins Johnson Corporation (“WJ”) (a previous owner of the Company) had installed a groundwater extraction and treatment system. In 1991, WJ entered into a consent decree with the United States Environmental Protection Agency providing for remediation of the site. In July 1999, WJ signed a remediation agreement with an environmental consulting firm, ARCADIS Geraghty and Miller (“ARCADIS”). Pursuant to this remediation agreement, WJ paid approximately $3 million in exchange for which ARCADIS agreed to perform the work necessary to assure satisfactory completion of WJ’s obligation under the consent decree. The agreement also included a cost overrun guaranty from ARCADIS up to a total project cost of $15 million. In addition, the agreement included procurement of a ten-year, claims-made insurance policy to cover overruns of up to $10 million from American International Specialty (“AIS”), along with a ten-year, claims-made $10 million policy to cover unknown pollution conditions at the site.

Failure of WJ, ARCADIS, or AIS to fulfill their obligations may subject the Company to substantial fines, and the Company could be forced to suspend production, alter manufacturing processes or cease business operations, any of which could have a material negative effect on sales, income and business operations.

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

As of June 30, 2006, Aviza’s cash obligations and commitments relating to its debt obligations and lease payments were as follows:

	Payments due by period
	Total	Less Than One Year	One to Three Years	Three to Five Years	Greater than Five Years
	(in thousands)
Bank Loan (revolving line of credit)	$30,584	$30,584	$—	$—	$—
Note Payable	6,533	280	6,253	—	—
Other Short-Term Borrowings	129	129	—	—	—
Operating Lease Obligations	6,235	2,536	3,343	356	—
Capital Lease Obligations	150	74	38	38	—

Prior to the merger transaction, Trikon was a party to an employment lawsuit in France.  On March 10, 2004, Dr. Jihad Kiwan departed Trikon as Director and Chief Executive Officer. On March 29, 2004 and April 2, 2004 Trikon received letters from a United Kingdom law firm and from a French law firm respectively, on behalf of Dr. Kiwan, detailing certain monetary claims for severance amounts due to Dr. Kiwan with respect to his employment with Trikon. On April 28, 2004 Dr. Kiwan filed a lawsuit in France and on June 10, 2004 filed similar proceedings in the United Kingdom. Dr. Kiwan has subsequently withdrawn the proceedings in the United Kingdom. Trikon and the Company are in the process of vigorously defending against the French claim. Trikon and the Company do not believe that the outcome of these claims will be material to the results of operations or the financial condition of the Company.

On April 11, 2006, IPS, Ltd. filed a lawsuit against the Company in the United States District Court for the Central District of California. The complaint alleges that the Company used confidential information of IPS to develop a single-wafer-processing type atomic layer deposition (ALD) system. The complaint is for unspecified monetary damages, injunctive relief and an order rescinding the settlement and distributor agreements that the Company and IPS entered into in May 2004 in settlement of a prior lawsuit that IPS filed against ASML U.S., Inc. and the Company in March 2004 relating to assets that the Company acquired from ASML in October 2003. The Company believes that it has complied with the settlement and distributor agreements and that the allegations contained in IPS’s complaint are without merit.

10.  Geographic Information and Major Customers

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

The Company operates in three geographical regions: Asia Pacific, Europe and North America. For geographical reporting, revenues are attributed to the geographical locations in which the customers’ facilities are located while long-lived tangible assets are attributed to the geographic location in which they are located. The following details Company sales and long-lived assets by geographical region:

	Quarter Ended		Nine Months Ended
	June 30, 2006	June 24, 2005	June 30, 2006	June 24, 2005
	(in thousands)
Net sales:
Asia Pacific	$27,475	$27,213	$68,129	$92,444
Europe	10,588	10,422	23,711	31,358
North America	5,599	6,164	17,006	14,890
Total net sales	$43,662	$43,799	$108,846	$138,692

	June 30, 2006	September 30, 2005
	(in thousands)
Long-lived tangible assets:
Asia Pacific	$206	$300
Europe	3,013	162
North America	20,181	19,107
Total long-lived tangible assets	$23,400	$19,569

During the quarter ended June 30, 2006, two customers accounted for 31% and 11% of total net sales, respectively, and during the nine months ended June 30, 2006, three customers accounted for 24%, 12% and 12% of total net sales, respectively.

11.  Comprehensive Loss

The components of comprehensive loss are as follows:

	Quarter Ended		Nine Months Ended
	June 30, 2006	June 24, 2005	June 30, 2006	June 24, 2005
	(in thousands)
Net loss	$(3,966)	$(6,027)	$(13,909)	$(11,564)
Currency translation adjustment	451	441	435	297
Total comprehensive loss	$(3,515)	$(5,586)	$(13,474)	$(11,267)

12.  Loss Per Share

Basic loss per share has been computed based upon the weighted average number of common shares outstanding for the periods presented. For diluted loss per share, shares used in the per share computation include weighted average common and potentially dilutive shares outstanding. Potentially dilutive shares during the quarter and nine months ended June 30, 2006 consist of the Company’s mandatorily redeemable Series B and B-1 preferred stock aggregating 110,000 shares, which on April 24, 2006 converted into 2.5 million shares of the Company’s common stock, and 3.8 million shares of common stock issuable upon the assumed exercise of all outstanding stock options and 407,000 shares of common stock issuable upon assumed exercise of all outstanding warrants. During the quarter and nine months ended June 24, 2005, potentially dilutive shares consisted of the Company’s Series A preferred stock exercisable into 5.2 million shares of common stock and shares issuable upon the assumed exercise of dilutive stock options.  Because the Company recorded a net loss during the quarters and nine months ended June 30, 2006 and June 24, 2005, respectively, the calculation of dilutive loss per share excludes potentially dilutive shares as they were anti-dilutive and would have reduced the loss per share.  The following details the calculation of net loss per share for the periods presented (in thousands except share and per share data):

	Quarter Ended		Nine Months Ended
	June 30, 2006	June 24, 2005	June 30, 2006	June 24, 2005
Numerator:
Net loss	$(3,966)	$(6,027)	$(13,909)	$(11,564)

Denominator:
Weighted average shares, basic	14,667,980	474,382	9,563,903	344,982
Dilutive effect of options and mandatorily redeemable preferred stock	—	—	—	—
Total diluted	14,667,980	474,382	9,563,903	344,982

Basic and diluted net loss per share	$(0.27)	$(12.70)	$(1.45)	$(33.52)

On April 24, 2006, the Company sold 3,282,275 shares of its common stock for $15 million in a private placement. In connection with the closing of the private placement, all outstanding shares of mandatorily redeemable Series B and Series B-1 preferred stock of the Company’s subsidiary, Aviza, Inc., and accrued but unpaid dividends on those shares converted into an aggregate of 2,536,974 shares of the Company’s common stock, representing the same per-share purchase price as in the private placement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

The statements in this report include forward-looking statements. These forward-looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology, including the words “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. These forward-looking statements relate to, among other things: our sales, results of operations and anticipated cash flows; capital expenditures; depreciation and amortization expenses; research and development expenses; sales, general and administrative expenses; the development and timing of the introduction of new products and technologies; our ability to maintain and develop relationships with our existing and potential future customers and our ability to maintain the level of investment in research and development and capacity that is required to remain competitive.  Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including, but not limited to: whether we will be able to integrate Trikon’s business successfully and achieve anticipated synergies; variability of our revenues and financial performance; risks associated with product development and technological changes; the acceptance of our products in the marketplace by existing and potential future customers; disruption of operations or increases in expenses due to our involvement in litigation or caused by civil or political unrest or other catastrophic events; general economic conditions and conditions in the semiconductor industry in particular; the continued employment of our key personnel and risks associated with competition.

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

As part of its focus on the ALD market, Aviza acquired a license agreement with IPS, Ltd., under which Aviza distributed single wafer ALD products manufactured by IPS. As a result of a disagreement as to interpretation of the rights of the parties under the license agreement and how best to approach the ALD market, Aviza and IPS agreed in May 2004, as subsequently amended, to terminate the license agreement and Aviza agreed not to ship any such products after December 31, 2005. As a result, Aviza will not recognize any revenue attributable to these products after December 31, 2005, other than the remaining contractual revenue attributable to products previously shipped and revenue attributable to a recent customer order shipped during the quarter ended June 30, 2006, for which Aviza and IPS have reached an agreement. Aviza and IPS will review future orders of these products on a case-

by-case basis. Aviza recognized net sales of $1.6 million and $1.1 million in the quarters ended June 30, 2006 and June 24, 2005, respectively, $6.9 million and $15.2 million in the nine months ended June 30, 2006 and June 24, 2005, respectively, and $21.6million in the fiscal year ended September 30, 2005 attributable to these products.

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

Aviza typically sells equipment and installation services as a bundled arrangement.  In accordance with Emerging Issues Task Force, Issue No. 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables”, the fair value of installation is determined as the price Aviza charges for similar installation services provided to its customers without regard to the warranty provisions. Upon shipment of Aviza’s proven technology, Aviza records revenue at the lesser of (i) the residual amount after deducting the fair value of undelivered services from the contractual value or (ii) the non-contingent amount. The remaining contractual revenue is recorded upon successful installation of the product. Cost of the equipment relating to proven technology is recorded upon shipment. To the extent a loss is calculated on shipment due to the foregoing deferral of revenue, a portion of the cost is also deferred to reflect zero gross profit at the time of shipment. The residual revenue, deferred costs and installation costs are recorded upon successful installation of the product. Revenue and cost of equipment relating to new technology is deferred until installation and acceptance at the customer’s premises is completed.

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

Revenue Recognition

Aviza recognizes revenue in accordance with Staff Accounting Bulletin No. 104, (“SAB 104”) and EITF 00-21. These accounting standards require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria for items (3) and (4) above is based on Aviza’s judgment regarding the fixed nature of the amounts charged for the products delivered and the collectibility of those amounts.

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

Stock-Based Compensation

Effective October 1, 2005, Aviza adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”).  SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period.  The measurement of stock-based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk-free interest rate and award cancellation rate.  The input factors to use in the valuation model are based on subjective future expectations combined with management judgment.  If there is a difference between the assumptions used in determining stock-based compensation costs and the actual factors, which become known over time, Aviza may change the input factors used in determining stock-based compensation costs.  These changes may materially impact Aviza’s results of operations in the period such changes are made.

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

Aviza records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While Aviza has considered future taxable income and any ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if Aviza were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, if Aviza were to determine that it would not be able to realize all or part of a net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. As of June 30, 2006, Aviza had a full valuation allowance for its net deferred tax assets.

Results of Operations

The financial information in the table below is for the quarters and nine months ended June 30, 2006 and June 24, 2005:

	Quarter Ended		Nine Months Ended
	June 30, 2006	June 24, 2005	June 30, 2006	June 24, 2005

Net sales	100%	100%	100%	100%
Cost of goods sold	75%	84%	75%	85%
Gross margin	25%	16%	25%	15%
Operating expenses:
Research and development	15%	17%	17%	12%
Selling, general and administrative	16%	10%	17%	9%
In-process research and development	0%	0%	0%	0%
Total operating expenses	31%	27%	34%	21%
Loss from operations	(6)%	(11)%	(9)%	(6)%
Other income (expense):
Interest income	0%	0%	0%	0%
Interest expense	(3)%	(3)%	(4)%	(2)%
Other income (expense)-net	0%	0%	0%	0%
Total other income (expense)	(3)%	(3)%	(4)%	(2)%
Loss before income taxes	(9)%	(14)%	(13)%	(8)%
Income taxes	0%	0%	0%	0%
Net loss	(9)%	(14)%	(13)%	(8)%

Net Sales

Net sales consist of revenue recognized upon shipment or installation of proven technology and upon acceptance of new technology. In addition, spare parts sales are recognized upon shipment. Service revenue is recognized upon completion of the service activity or ratably over the term of the service contract.

	Quarter Ended		Nine Months Ended
	June 30, 2006	June 24, 2005	June 30, 2006	June 24, 2005
	(dollars in thousands)
Net sales	$43,662	$43,799	$108,846	$138,692

Net sales for the quarter ended June 30, 2006 decreased by $0.1 million from the quarter ended June 24, 2005. While system sales of the Company’s thermal products decreased by approximately $10.7 million during the June 2006 quarter relative to the June 2005 quarter, this shortfall was almost completely offset by sales of $10.6 million which were generated by the Company’s PVD and Etch products and earned upon acceptance of one “new technology” ALD Celsior product and increased spares and service sales.

Net sales for the nine months ended June 30, 2006 decreased by $29.8 million, or 22%, from the nine months ended June 24, 2005. This decrease was primarily due to the change in status of Aviza’s RVP-300 and ALD Pantheon products from “new” to “proven” technology during the quarter ended December 24, 2004, which resulted in recognition of $29.3 million of revenue on previously shipped “new” systems during the nine months ended June 24, 2005. The change in status was due to sufficient customer acceptances of these products in accordance with Aviza’s revenue recognition policy.  Decreases in the Company’s sales of its thermal products were partially offset by PVD and Etch system sales and increased spares and service sales relating to the PVD, Etch and CVD product lines acquired through the merger with Trikon.

Aviza’s net sales for fiscal 2006 may be adversely affected by Aviza’s inability to sell certain ALD products.  As a result of a disagreement as to the interpretation of the rights of the parties to a license agreement between Aviza and IPS, under which Aviza distributed single wafer ALD products manufactured by IPS, the parties agreed to terminate the license agreement and Aviza agreed not to ship any such products after December 31, 2005.  As a result, Aviza will not recognize any revenue attributable to these products after December 31, 2005, other than the remaining contractual revenue attributable to products previously shipped and revenue attributable to a recent customer order shipped during the quarter ended June 30, 2006, for which Aviza and IPS have reached an agreement. Aviza and IPS will review future orders of these products on a case-by-case basis. Aviza recognized net sales of $1.6 million and $1.1 million in the quarters ended June 30, 2006 and June 24, 2005, respectively, $6.9 million and $15.2 million in the nine months ended June 30, 2006 and June 24, 2005, respectively, and $21.6 million in the fiscal year ended September 30, 2005 attributable to these products.

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

	Quarter Ended		Nine Months Ended
	June 30, 2006	June 24, 2005	June 30, 2006	June 24, 2005
	(dollars in thousands)
Gross profit	$10,746	$6,821	$27,072	$20,273
Gross margin	25%	16%	25%	15%

The increase in gross profit of $3.9 million, or 58%, for the quarter ended June 30, 2006 versus the quarter ended June 24, 2005 was primarily a result of higher average selling prices on the RVP-300 product line, improvements in RVP-300 product line configurations, higher gross margins recognized on a greater number of product installations, higher gross margins related to customer acceptance of one “new technology” ALD Celsior product, and increased gross margins generated by a change in product mix, with a larger proportion of shipments of the Etch and PVD product lines that we acquired through our merger with Trikon.  Spares and service margins remained consistent on a quarter-over-quarter basis.

The increase in gross profit of $6.8 million, or 34%, for the nine months ended June 30, 2006 versus the nine months ended June 24, 2005 was primarily a result of “new” technology becoming “proven” during the nine months ended June 24, 2005. During the quarter ended December 24, 2004, the Company’s RVP-300 and ALD Pantheon products became “proven” technology, which resulted in $29.3 million in revenue recognized on “proven” technology in the nine months ended June 24, 2005 related to systems shipped during previous quarters as “new” technology.  While this resulted in higher net sales for the nine months ended June 24, 2005 compared to the nine months ended June 30, 2006, the gross margin attributable to this revenue was less than 10%, which resulted in lower gross profit during the nine months ended June 24, 2005. The increase in gross profit for the nine months ended June 30, 2006 versus the nine months ended June 24, 2005 was also a result of higher average selling prices on the RVP-300 product line, improvements in RVP-300 product line configurations, higher gross margins recognized on product installations, higher gross profits related to customer acceptance of one “new technology” ALD Celsior product, and increased gross margins generated by a change in product mix, with a larger proportion of shipments of the Etch and PVD product lines that we acquired through our merger with Trikon.

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

	Quarter Ended		Nine Months Ended
	June 30, 2006	June 24, 2005	June 30, 2006	June 24, 2005
	(dollars in thousands)
Research and development	$6,547	$7,266	$17,743	$16,353
Percent of net sales	15%	17%	17%	12%

The decrease in research and development costs of $0.7 million, or 10%, during the quarter ended June 30, 2006 as compared to the quarter ended June 24, 2005 was due primarily to a charge of $2.5 million for material purchased in anticipation of Aviza’s engineering design of its RVP-500 product taken during the June 2005 quarter.  Due to a redesign of this product, the Company determined that this material had no future value and, therefore, wrote it off.  The absence of this $2.5 million charge in the June 2006 quarter was offset by $1.8 million of research and development costs relating primarily to the Etch, PVD and CVD product lines acquired through the merger with Trikon.

The increase in research and development costs of $1.4 million, or 8%, during the nine months ended June 30, 2006 as compared to the nine months ended June 24, 2005 relates primarily to $4.0 million in costs for ongoing research and development for the PVD, Etch and CVD product lines acquired through the merger with Trikon.  This increase was partially offset by the effect of the RVP-500 material write-off of $2.5 million during the nine months ended June 24, 2005 and lower consulting costs of approximately $0.7 million during the nine months ended June 30, 2006.  Higher depreciation expense and stock-based compensation expense make up the majority of the remaining difference.

While spending by Former Aviza on research and development remained relatively constant from quarter to quarter, the distribution of the costs and expenses during the quarter and nine months ended June 30, 2006 was directed more toward advancement of Aviza’s ALD and variable batch thermal programs than during the comparable periods in the prior fiscal year.

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

	Quarter Ended		Nine Months Ended
	June 30, 2006	June 24, 2005	June 30, 2006	June 24, 2005
	(dollars in thousands)
Selling, general and administrative	$6,795	$4,410	$18,392	$12,255
Percent of net sales	16%	10%	17%	9%

The increase in selling, general and administrative expenses of $2.4 million during the quarter ended June 30, 2006 over the quarter ended June 24, 2005 was due to increased legal and audit expense of $0.8 million and incremental costs of $1.6 million relating to selling, general and administrative activities of the Trikon subsidiary subsequent to the consummation of our merger transaction with Trikon and increased bad debt and commission expense totaling $0.4 million.  The increases were partially offset by the net change in foreign currency exchange gains or losses of $0.7 million.

The increase in selling, general and administrative expenses of $6.1 million during the nine months ended June 30, 2006 over the nine months ended June 24, 2005 was primarily due to increases in sales commissions to third-party representatives, primarily in China, increased stock-based compensation expense related to the adoption of SFAS 123(R) during the nine months ended June 30, 2006 and increased legal, audit and costs related to being a public company, increases in costs related to infrastructure built up in foreign subsidiaries and lower bad debt provision adjustments during the quarter ended June 30, 2006.  In addition, the expenses related to the selling, general and administrative activities of the Trikon subsidiary were incremental costs during the nine months ended June 30, 2006 over the nine months ended June 24, 2005.

In-process Research and Development

	Quarter Ended		Nine Months Ended
	June 30, 2006	June 24, 2005	June 30, 2006	June 24, 2005
	(dollars in thousands)
In-process research and development	$(29)	$—	373	$—
Percent of net sales	0%	0%	0%	0%

In-process research and development costs incurred during the nine months ended June 30, 2006 were the result of the merger with Trikon in December 2005 and represent the write-off of technology that had not reached technological feasibility at the time of the merger.

Interest Expense

	Quarter Ended		Nine Months Ended
	June 30, 2006	June 24, 2005	June 30, 2006	June 24, 2005
	(dollars in thousands)
Interest expense	$1,424	$1,050	$4,166	$2,857
Percent of net sales	3%	3%	4%	2%

Aviza’s interest expense for the quarters and nine months ended June 30, 2006 and June 24, 2005 consisted primarily of interest incurred on its revolving line of credit, its mortgage line of credit, which is secured by a mortgage on Aviza’s land and buildings, amortization of debt issuance costs and amortization of the fair value of the warrants issued to affiliates of VantagePoint Venture Partners, or VPVP, in consideration for VPVP’s agreement to guarantee a portion of Aviza’s revolving line of credit.  Aviza’s aggregate borrowings under its revolving line of credit and mortgage line of credit were $37.1 million as of June 30, 2006 and $34.5 million as of June 24, 2005.  Interest expense on the revolving line of credit increased during the quarter and nine months ended June 30, 2006 over the comparable period of fiscal 2005 due to higher average borrowings and higher average interest rates.  Aviza recorded amortization of debt issuance costs and the fair value of warrants of $438,000 and $400,000 during the quarters ended June 30, 2006 and June 24, 2005, respectively, and $1.3 million and $1.2 million during the nine months ended June 30, 2006 and June 24, 2005, respectively.

During the quarter and nine months ended June 30, 2006, accrued dividends of $57,000 and $497,000, respectively, on the mandatory redeemable Series B and B-1 preferred stock of Aviza, Inc. were charged to interest expense.  There was no charge to interest expense for dividends in the quarter and nine months ended June 24, 2005. In connection with the closing of the private placement of 3,282,275 shares of Aviza’s common stock on April 24, 2006, all outstanding shares of Aviza, Inc.’s mandatorily redeemable Series B and B-1 preferred stock converted into shares of Aviza’s common stock. As a result of this conversion, dividends will no longer accrue after April 24, 2006.

Income Taxes

Because Aviza has incurred significant operating losses, no material federal or state income taxes have been recorded. Aviza recorded income taxes relating to certain profitable international subsidiaries.

Liquidity and Capital Resources

At Aviza’s inception, affiliates of VPVP funded Aviza with a cash investment of $32.7 million to acquire the business from ASML and to fund Aviza’s initial operations. Since then, Aviza has funded its operations through borrowings under its revolving line of credit and its mortgage line of credit as well as from the proceeds of the issuance of common and mandatorily redeemable Series B and Series B-1 preferred stock. As of June 30, 2006, Aviza had $9.4 million available for additional borrowings under its revolving credit facility, subject to certain conditions, and $5.0 million available for additional borrowings under its mortgage line of credit, subject to Aviza’s ability to meet certain financial or property zoning criteria.

On April 24, 2006, the Company entered into a Stock Purchase Agreement with Caisse de dépôt et placement du Québec (“CDPQ”), a body organized under the laws of the Province of Québec, for the private placement of 3,282,275 shares of the Company’s common stock for an aggregate purchase price of $15 million.  The shares sold have not been registered under the Securities Act of 1933.  However, the agreement provides that upon request, the Company is obligated, subject to certain conditions, to use its reasonable best efforts (i) to prepare and file with the Securities and Exchange Commission a registration statement to enable the resale of the shares and (ii) to maintain the effectiveness of the registration statement, in each case, for the later of (x) the two-year anniversary of the agreement or (y) the date that all of the shares become eligible for sale pursuant to Rule 144 under the Securities Act during any one 90-day period.

At June 30, 2006, Aviza’s cash and cash equivalents were $17.9 million as compared to $7.4 million at September 30, 2005.  The increase in cash and cash equivalents of $10.5 million during the nine months ended June 30, 2006 was due primarily to the sale of 3,282,275 shares of common stock in a private placement for $15.0 million in April 2006, $7.4 million of cash acquired in the merger transaction with Trikon and cash provided by operations of $0.5 million, which were partially offset by net payments of $8.7 million on the Company’s revolving lines of credit and short-term borrowings and $4.2 million of cash used to purchase equipment primarily for use in Aviza’s development and demonstration laboratories.

Aviza’s revolving line of credit contains certain financial and operating covenants. Aviza was in compliance with these covenants as of June 30, 2006. Aviza was in violation of these covenants at September 30, 2005. Bank of America has waived Aviza’s non-compliance under the line of credit agreement at September 30, 2005 through amendments to the credit facility.

Cash Flows from Operating Activities

Aviza’s cash provided by operating activities was $0.5 million for the nine months ended June 30, 2006.  This consisted primarily of cash used to fund net losses of $13.9 million, which was offset in part by non-cash expense adjustments (depreciation, amortization, bad debt, common stock warrants, mandatorily redeemable preferred stock dividends, stock-based compensation and gains on the disposal of equipment) aggregating $5.7 million. Net changes in assets and liabilities during the nine months ended June 30, 2006 provided $8.7 million of cash.  This increase in cash was primarily provided by decreases in accounts receivable of $5.7 million, prepaid and other assets of $4.6 million, an increase in accounts payable of $3.5 million and accrued liabilities of $3.5 million, which was partially offset by an increase in inventory of $6.5 million and a decrease in warranty liabilities of $2.1 million.

Aviza’s cash used in operating activities for the nine months ended June 24, 2005 was $3.4 million.  This consisted primarily of cash used to fund net losses of $11.6 million, which was offset in part by non-cash expense adjustments (depreciation, amortization, bad debt and losses on the disposal of equipment) aggregating $3.3 million. Net changes in assets and liabilities during the nine months ended June 24, 2005 provided $4.8 million of cash.  Decreases in inventories provided $2.0 million in cash.  Increases in accounts payable, warranty liability and accrued liabilities totaling $8.0 million also provided cash from operations.  These sources of cash were partially offset by increases in accounts receivable of $1.9 million and prepaid and other assets of $3.3 million.

Cash Flows from Investing Activities

Aviza’s cash provided by investing activities for the nine months ended June 30, 2006 was $3.3 million. This consisted of $13.4 million of cash acquired in the merger transaction with Trikon and $0.2 million of proceeds from the sale of equipment, reduced by direct merger costs incurred by Aviza of $6.1 million and $4.2 million used to purchase equipment primarily for Aviza’s development and demonstration laboratories.

Aviza’s cash used in investing activities for the nine months ended June 24, 2005 was $6.0 million. This consisted of a $2.0 million license fee paid to Trikon and $4.0 million to purchase property and equipment, primarily equipment to be used in Aviza’s development and demonstration laboratories.

Cash Flows from Financing Activities

Aviza’s cash provided by financing activities for the nine months ended June 30, 2006 was $6.4 million. Proceeds from the issuance of common stock provided approximately $15.0 million.  Aviza paid $8.7 million to repay borrowings assumed in our merger transaction with Trikon.

Aviza’s cash provided by financing activities for the nine months ended June 24, 2005 was approximately $8.9 million. This cash consisted of approximately $6.7 million in net borrowings under Aviza’s lines of credit and approximately $2.2 million in proceeds from the issuance of common and mandatorily redeemable Series B preferred stock.

At June 30, 2006, Aviza has a revolving line of credit which consists of a $20.0 million revolving credit facility that is guaranteed by affiliates of VPVP and a separate revolving credit facility that provides for borrowings up to $20.0 million based upon a defined borrowing base. During the quarter ended June 30, 2006, the line of credit agreement was amended reducing the interest rate by 0.5% to the bank’s prime rate.  A total of $10.0 million of the borrowing availability is subject to an interest rate cap of 8.25%, which is payable monthly. This revolving line of credit has a stated maturity of August 11, 2007. Outstanding borrowings under this revolving line of credit were $30.6 million at June 30, 2006 and $30.4 million at September 30, 2005.

At June 30, 2006, Aviza has a $12.0 million line of credit secured by a mortgage on its land and buildings. The borrowings under Aviza’s mortgage line of credit accrue interest at a rate of LIBOR plus a margin of 5.25%, of which $7.0 million is subject to a LIBOR rate capped at 6.75%, and is repayable in monthly principal installments of $23,333 plus interest. Aviza’s mortgage line of credit matures on September 30, 2007. Outstanding borrowings under Aviza’s mortgage line of credit were $6.5 million and $6.7 million at June 30, 2006 and September 30, 2005, respectively.  The remaining availability of $5.0 million, which does not increase to reflect repayments under the terms of Aviza’s mortgage line of credit, may be available in the future if Aviza meets certain financial or property zoning criteria.

At June 30, 2006, a subsidiary of the Company has a revolving line of credit for ¥200 million Japanese Yen (approximately $1.7 million at the exchange rate on June 30, 2006) on which there were no borrowings at June 30, 2006. Borrowings under the credit line bear interest at 1.375% per annum.

On April 24, 2006, the Company entered into a Stock Purchase Agreement with Caisse de dépôt et placement du Québec (“CDPQ”), a body organized under the laws of the Province of Québec, for the private placement of 3,282,275 shares of the Company’s common stock for an aggregate purchase price of $15 million.  The shares sold have not been registered under the Securities Act of 1933.

However, the agreement provides that upon request, the Company is obligated, subject to certain conditions, to use its reasonable best efforts (i) to prepare and file with the Securities and Exchange Commission a registration statement to enable the resale of the shares and (ii) to maintain the effectiveness of the registration statement, in each case, for the later of (x) the two-year anniversary of the agreement or (y) the date that all of the shares become eligible for sale pursuant to Rule 144 under the Securities Act during any one 90-day period.

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

Off-Balance Sheet Arrangements

As of June 30, 2006, Aviza had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Obligations

Other than operating leases for certain equipment and real estate, Aviza has no significant off-balance sheet transactions or unconditional purchase obligations.  See Note 9 of the Condensed Consolidated Financial Statements for a table of Aviza’s cash obligations and commitments relating to its debt obligations and lease commitments as of June 30, 2006.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which changes the requirements for the accounting and reporting of a change in accounting principle.  SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions.  SFAS No. 154 requires that changes in accounting principle be retrospectively applied.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  SFAS No. 123(R), however, allowed for a modified prospective approach of adoption.  The Company does not expect the adoption of SFAS No. 154 to have a significant impact on its results of operations or financial condition.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB No. 109, Accounting For Income Taxes (“FASB No. 109”).  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN No. 48 requires that tax positions previously held which no longer meet the more-likely-than-not recognition threshold should be derecognized in the first financial reporting period in which the threshold is no longer met.  Use of a valuation allowance as per FASB No. 109, is no longer an appropriate substitute for the derecognition of a tax position.  The interpretation is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the adoption of FIN No. 48 to have a significant impact on its results of operations or financial condition.

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

As of June 30, 2006, the end of the period covered by this report, based on the evaluation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of its disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that Aviza’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in Aviza’s internal control over financial reporting during the first nine months of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 11, 2006, IPS, Ltd. filed a lawsuit against Aviza in the United States District Court for the Central District of California. The complaint alleges that Aviza used confidential information of IPS to develop a single-wafer-processing type atomic layer deposition (ALD) system. The complaint is for unspecified monetary damages, injunctive relief and an order rescinding the settlement and distributor agreements that Aviza and IPS entered into in May 2004 in settlement of a prior lawsuit that IPS filed against ASML U.S., Inc. and Aviza in March 2004 relating to assets that Aviza acquired from ASML in October 2003. Aviza believes that it has complied with the settlement and distributor agreements and that the allegations contained in IPS’s complaint are without merit.

ITEM 1A.  RISK FACTORS

There are no material changes to the risk factors described in the section entitled “Risk Factors” in Item 1A in Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006.

Aviza may need to raise additional capital in order to support its operations and expansion plans, which capital may not be available on terms acceptable to Aviza, or at all.

As of June 30, 2006, Aviza had cash and cash equivalents of approximately $17.9 million and short-term debt of approximately $31.0 million. In the future, Aviza may need to raise capital from the sale of debt or equity securities or other sources in order to support its operations and expansion plans. Aviza may not be able to obtain this capital on acceptable terms, or at all. If Aviza issues additional equity or convertible debt securities to raise this capital, current stockholders’ percentage ownership of Aviza will be reduced, and they may experience significant dilution. In addition, new investors in Aviza may demand rights, preferences or privileges that differ from, or are senior to, those of existing investors, including warrants in addition to the securities purchased and protection against future dilutive transactions.

Aviza has incurred losses over the last few years, and Aviza may not be able to achieve profitability.

Aviza incurred net losses of $4.0 million and $13.9 million for the quarter and nine months ended June 30, 2006, respectively, and $16.0 million and $19.7 million for the fiscal years ended September 30, 2005 and September 24, 2004, respectively. As a result, Aviza will need to increase sales and reduce costs in order to achieve profitability. However, Aviza may never generate sufficient revenues or reduce costs sufficiently to achieve profitability. Even if Aviza does achieve profitability, it may not sustain or increase profitability on a quarterly or annual basis in the future. If Aviza is unable to achieve profitability, it may be forced to implement expense reduction measures, including selling its assets, consolidating its operations, reducing its workforce or delaying, canceling or reducing certain product development, marketing or other operational programs, any of which could harm its business.

Aviza’s net sales in calendar 2006 may be adversely affected by the loss of Aviza’s Pantheon ALD product line.

When Aviza acquired the Thermal Division of ASML Holding, N.V., which we refer to in this report as the Predecessor, Aviza acquired a license agreement with IPS, Ltd. pursuant to which Aviza distributed single-wafer atomic layer deposition, or single-wafer ALD, products manufactured by IPS. Aviza recognized net sales of $6.9 million, or approximately 6% of its net sales, and $15.2 million, or approximately 11% of its net sales, attributable to these products in the nine months ended June 30, 2006 and June 24, 2005, respectively. During fiscal 2005, Aviza recognized net sales of $21.6 million, or approximately 13% of its net sales, attributable to these products.  Aviza and IPS agreed in May 2004 that Aviza would not ship any such products after December 31, 2005. As a result, Aviza will not recognize any revenue attributable to these products after December 31, 2005, other than the remaining contractual revenue attributable to products previously shipped and revenue attributable to a recent customer order shipped during the quarter ended June 30, 2006 for which Aviza and IPS have reached an agreement. Aviza and IPS will review future orders for these products on a case-by-case basis. If Aviza is unable to develop its own products to address the ALD market in lieu of these products, its net sales may decline and its business may be harmed.

On April 11, 2006, IPS, Ltd. filed a lawsuit against Aviza in the United States District Court for the Central District of California. The complaint alleges that Aviza used confidential information of IPS to develop a single-wafer-processing type atomic layer deposition (ALD) system. The complaint is for unspecified monetary damages, injunctive relief and an order rescinding the settlement and distributor agreements that Aviza and IPS entered into in May 2004 in settlement of a prior lawsuit that IPS filed against ASML U.S., Inc. and Aviza in March 2004 relating to assets that Aviza acquired from ASML in October 2003.  Although Aviza believes that it has complied with the settlement and distributor agreements and that the allegations contained in IPS’s complaint are without merit, a negative outcome in the litigation could harm Aviza’s business.

Aviza expects to receive a substantial portion of its revenues from a small number of customers, and the loss of, or a significant reduction or fluctuation in, orders from those customers could harm Aviza’s business.

During the nine months ended June 30, 2006, approximately 48% of Aviza’s net sales were attributable to three customers and approximately 73% of Aviza’s net sales were attributable to its top ten customers.  Winbond Electronics Corp., Qimonda AG (formerly a unit of Infineon Technologies, Inc.) and Inotera Memories, Inc. accounted for 24%, 12% and 12% of Aviza’s net sales, respectively, for the nine months ended June 30, 2006.  For the fiscal year ended September 30, 2005, approximately 69% of Aviza’s net sales were attributable to three customers and approximately 84% of Aviza’s net sales were attributable to its top ten customers. Inotera Memories, Inc., Infineon Technologies, Inc. and Winbond Electronics Corp. accounted for 43%, 15% and 11% of Aviza’s net sales, respectively, for the fiscal year ended September 30, 2005. As a result, Aviza expects to receive a substantial portion of its revenues from a small number of customers. Sales to any single customer may vary significantly from quarter to quarter. If Aviza’s largest customers delay, cancel or do not place orders, Aviza may not be able to replace these orders with new orders. As Aviza expects to configure its products to customer specifications, changing, rescheduling or canceling orders may result in significant non-recoverable costs. The loss of, or a decline or fluctuation in sales to, any of Aviza’s major customers would negatively impact its business.

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

During periods of decreasing demand for integrated circuit manufacturing equipment, Aviza must be able to appropriately align cost structure with prevailing market conditions and effectively motivate and retain key employees. Conversely, during periods of increasing demand, Aviza must have sufficient manufacturing capacity and inventory to meet customer demand and must be able to attract, retain and motivate a sufficient number of qualified individuals. If Aviza is unable to adjust its cost structure to business conditions in a timely matter and to manage resources and production capacity effectively during changes in demand, this inability could harm Aviza’s business, financial condition or results of operations.

Aviza’s operating results may be unpredictable and could vary dramatically from period to period.

Aviza’s products are technologically complex. Prospective customers generally must commit significant resources to test and evaluate these products and to install and integrate them into their manufacturing lines. In addition, customers often require a significant number of product presentations and demonstrations, in some instances evaluating equipment on-site, before reaching a sufficient level of confidence in the product’s performance and compatibility with their requirements to place an order. As a result, the sales process is often subject to delays associated with lengthy approval processes that typically accompany the design and testing of new products. The sales cycles of Aviza’s products often have lasted for many months or even years. Longer sales cycles require an investment of significant resources in attempting to make sales.  In addition, Aviza may incur significant costs in supporting evaluation equipment at customers’ facilities, and orders expected in one quarter could shift to another quarter because of the timing of Aviza’s customers’ purchase decisions.

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

The percentage of worldwide semiconductor production that is based in Asia is growing more rapidly than in other regions. Although Aviza derived approximately 63% and 67% of its net sales for the nine months ended June 30, 2006 and June 24, 2005, respectively, and 66% and 46% of its net sales for the fiscal years ended September 30, 2005 and September 24, 2004, respectively, from its sales in the Asia Pacific region, its brand recognition is limited. In order to grow its business, it will be necessary for Aviza to penetrate the region with the addition of new customers and the expansion of its relationships with existing customers. Aviza has traditionally sold its products primarily through its direct sales force. As a result, retaining and attracting key sales and service personnel will be of critical importance to Aviza. These markets are typically subject to growth rates that are higher than worldwide growth rates. Although Aviza has a direct sales force in this region, we cannot assure you that we will be able to continue penetrating markets in the

Asia Pacific region. Failure to penetrate these markets, or failure to attract the additional personnel necessary to service new and existing customers, may harm Aviza’s competitive position and adversely affect our future business prospects.

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

Aviza cannot assure you that patents will be issued on pending patent applications or that competitors will not be able to legitimately ascertain proprietary information embedded in Aviza’s products that is not covered by patent or copyright. If this happens, Aviza may not be able to prevent the competitor from using this information.

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

On April 11, 2006, IPS, Ltd. filed a lawsuit against Aviza in the United States District Court for the Central District of California. The complaint alleges that Aviza used confidential information of IPS to develop a single-wafer-processing type atomic layer deposition (ALD) system. The complaint is for unspecified monetary damages, injunctive relief and an order rescinding the settlement and distributor agreements that Aviza and IPS entered into in May 2004 in settlement of a prior lawsuit that IPS filed against ASML U.S., Inc. and Aviza in March 2004 relating to assets that Aviza acquired from ASML in October 2003. Although Aviza believes that it has complied with the settlement and distributor agreements and that the allegations contained in IPS’s complaint are without merit, a negative outcome in the litigation could harm Aviza’s business.

Aviza’s efforts to protect its intellectual property may be less effective in some foreign countries where intellectual property rights are not as well protected as in the United States.

A significant portion of Aviza’s net sales for the nine months ended June 30, 2006 and fiscal 2005 were derived from sales in foreign countries, including certain countries in Asia such as Singapore, Taiwan, Japan, Malaysia, China and Korea. The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries, some of which are countries in which Aviza has sold and in which Aviza expects to continue to sell systems. For example, Taiwan and China are not signatories to the Patent Cooperation Treaty, which is designed to specify rules and methods for defending intellectual property internationally. In Taiwan and China, the publication of a patent prior to its filing would invalidate the ability of a company to obtain a patent. Similarly, in contrast to the United States where the contents of patent applications remain confidential during the patent prosecution process, the contents of a patent application are published upon filing which provides competitors an advanced view of the contents of patent applications prior to the establishment of patent rights. There is a risk that Aviza’s means of protecting its proprietary rights may not be adequate in these countries. Aviza’s competitors in these countries may independently develop similar technology or duplicate Aviza’s systems. If Aviza fails to adequately protect its intellectual property in those countries, it would be easier for Aviza’s competitors to sell competing products in those countries.

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

The material weaknesses in Aviza’s internal control over financial reporting are summarized below:

•              After issuance of the financial statements by the Predecessor for calendar year 2002 and the period from January 1, 2003 of through October 9, 2003, Aviza discovered errors in these financial statements which required Aviza to restate the financial statements of the Predecessor for both periods.

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

In addition, in May 2005, Trikon restated its previously issued financial statements with respect to:

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

Any failure to maintain or implement required new or improved controls, or any difficulties Aviza encounters in their implementation, could result in additional material weaknesses or significant deficiencies causing Aviza to fail to meet its periodic reporting obligations or result in material misstatements in Aviza’s financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of Aviza’s internal control over financial reporting that will be required when the SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to Aviza beginning with its first Annual Report on Form 10-K for the fiscal year ending in September 2007, which will be filed in December 2007. The existence of a material weakness could result in errors in Aviza’s financial statements that could result in a restatement of financial statements, cause Aviza to fail to meet its reporting obligations and cause investors to lose confidence in its reported financial information, leading to a decline in Aviza’s stock price.

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

Trikon’s net operating losses are subject to limitations arising from previous ownership changes and will be subject to additional limitations as a result of the merger transaction. In addition, if Aviza undergoes an ownership change after the merger transaction,

Aviza’s ability to utilize NOLs could be limited by Section 382 of the Internal Revenue Code. It is impossible for Aviza to ensure that it will not experience an ownership change in the future because of changes in its stock ownership, some of which are outside of Aviza’s control, could result in an ownership change under Section 382 of the Internal Revenue Code.

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

At August 10, 2006, affiliates of VantagePoint beneficially owned approximately 48% of Aviza’s outstanding voting power. VantagePoint exercises significant influence over Aviza’s operations, business strategy and the outcome of votes on all matters requiring stockholder approval, including the approval of significant corporate transactions, such as mergers or other business combinations. VantagePoint may have interests that differ from the interests of other stockholders of Aviza. This concentration of ownership may also have the effect of delaying or preventing a change of control of Aviza or discouraging others from making tender offers for shares of Aviza, which could prevent the other stockholders of Aviza from receiving a premium for your shares.

The price of Aviza’s common stock has fluctuated and may fluctuate significantly in the future, which may lead to losses by investors or to securities litigation.

The market price of Aviza’s common stock has been and may become highly volatile in the future, and Aviza’s stock price may decline in the future.  For example, for the period from December 2, 2005, Aviza’s first day of trading, through August 10, 2006, the price range of Aviza’s common stock was $3.77 to $6.56 per share.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 24, 2006, Aviza sold an aggregate of 3,282,275 shares of its common stock to Caisse de dépôt et placement du Québec, a body organized under the laws of the Province of Québec, for an aggregate purchase price of $15 million in a private placement. In connection with and at the closing of this sale, Jerauld J. Cutini, Aviza’s President and Chief Executive Officer, elected to convert all 10,000 shares of mandatorily redeemable Series B preferred stock of Aviza, Inc., a subsidiary of Aviza, held by him into an aggregate of 238,482 shares of Aviza’s common stock, and affiliates of VantagePoint Venture Partners elected to convert all 10,000 shares of mandatorily redeemable Series B preferred stock of Aviza, Inc. and all 90,000 shares of mandatorily redeemable Series B-1 preferred stock of Aviza, Inc. held by them into an aggregate of 2,298,492 shares of Aviza’s common stock. Pursuant to the terms of Aviza,

Inc.’s certificate of incorporation, each share of mandatorily redeemable Series B preferred stock and mandatorily redeemable Series B-1 preferred stock of Aviza, Inc. was converted into a number of shares of Aviza’s common stock determined by dividing (a) the redemption price of such share of mandatorily redeemable Series B preferred stock or mandatorily redeemable Series B-1 preferred stock of Aviza, Inc. on the closing date of the offering by (b) $4.57, which is the per-share purchase price that Caisse de dépôt et placement du Québec paid for its shares.

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

4.2

Form of redeemable warrant to purchase shares of common stock dated October 22, 2003 issued in connection with the sale of common stock and warrants to Special Situations Fund III LP and certain of its affiliate funds, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Trikon Technologies, Inc. with the Commission on October 23, 2003

10.1

Employment Agreement, dated as of December 1, 2005, between Aviza Technology, Inc. and Jerauld J. Cutini, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 7, 2006.

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

10.5

Amendment No. 5, dated as of March 31, 2006, to Credit Agreement between Bank of America, N.A. and Aviza, Inc., incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on April 25, 2006.

10.6

Amendment No. 6, dated as of May 1, 2006, to Credit Agreement between Bank of America, N.A. and Aviza, Inc., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on June 5, 2006.

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

Dated: August 10, 2006
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

10.3

Employment Agreement, dated as of December 1, 2005, between Aviza Technology, Inc. and John Macneil, incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Commission on April 7, 2006

10.4

Stock Purchase Agreement, dated as of April 24, 2006, by and between Aviza Technology, Inc. and Caisse de dépôt et placement du Québec, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 25, 2006.

10.5

Amendment No. 5, dated as of March 31, 2006, to Credit Agreement between Bank of America, N.A. and Aviza, Inc., incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on April 25, 2006.

10.6

Amendment No. 6, dated as of May 1, 2006, to Credit Agreement between Bank of America, N.A. and Aviza, Inc., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on June 5, 2006.

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