Form 10-K
period 2006-09-29
Aviza Technology, Inc.
filed 2006-12-18
CIK 1311396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission file number 000-51642

Aviza Technology, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-1979646 (I.R.S. employer identification number)

440 Kings Village Road Scotts Valley, California (Address of principal executive offices)	95066 (Zip Code)

831-438-2100

(Registrant’s Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value per share

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐  Accelerated Filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of March 31, 2006, the aggregate market value of the common stock held by non-affiliates of the Registrant was $20,225,568 based on the closing price of the Registrant’s common stock reported by the Nasdaq Global Market on that date. Shares of common stock held by officers, directors and holders of more than 5% of the outstanding common stock have been excluded from the calculation because such persons may be deemed to be affiliates on that date. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock outstanding on December 11, 2006 was 16,150,752.

Documents incorporated by reference:   Portions of the definitive proxy statement for the registrant’s 2007 Annual Meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to September 29, 2006.

AVIZA TECHNOLOGY, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2006

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

PART I

ITEM 1.                                Business

Company Overview

We design, manufacture, sell and support advanced semiconductor capital equipment and process technologies for the global semiconductor industry and related markets.  Our systems are used in a variety of segments of the semiconductor market, such as advanced silicon for memory devices, advanced 3-D packaging and power integrated circuits, or ICs, for communications. We focus our efforts on designing systems that enable device manufacturers to meet today’s challenging technology and manufacturing requirements.  We offer both front-end-of-line and back-end-of-line systems and process technologies used for the aforementioned markets addressing critical thin film formation technologies, including atomic layer deposition, or ALD, physical vapor deposition, or PVD, chemical vapor deposition, or CVD, plasma etch, or Etch, and thermal processing systems.

Our customer base is geographically diverse and includes both integrated device manufacturers and foundry-based manufacturers.  We have a broad installed base, with approximately 2,500 systems in active operation for which we are providing ongoing parts and services worldwide.  We believe that these systems are installed at many of the world’s semiconductor manufacturers, including a majority of the top 25 semiconductor manufacturers around the world.  We sell our systems globally primarily through a direct sales force and in some instances through local independent sales representatives.  Our global sales and support organization is focused on developing and nurturing long-term customer relationships.  Our largest customers by net sales for our fiscal year ended September 29, 2006 were Inotera Memories, Inc., Infineon Technologies AG (including Qimonda AG, formerly the DRAM division of Infineon Technologies AG), Semiconductor Manufacturing International Corporation, United Microelectronics Corporation and Winbond Electronics Corporation.

Industry Overview

Modern electronic devices are the fundamental building blocks used in all electronic systems, playing an important role in the proliferation of computing, communications and consumer electronics products.  The market for semiconductor and related devices has expanded rapidly over recent decades as device manufacturers have produced ICs and other devices with increased functionality and increasingly smaller sizes at lower costs.  The Semiconductor Industry Association, or SIA, reports that worldwide semiconductor sales were $227.5 billion in 2005 and expects sales to reach $303.4 billion in 2008.  Growth in the IC industry has been driven both by the development of new electronic products as well as an increase in the silicon content of applications for the automotive, consumer, communication and computing industries.  As these electronic products have become more sophisticated, memory ICs in particular have experienced rapid growth as the need to support increased memory capacity in these products has increased. Memory ICs are available in many different types, including dynamic random access memory, or DRAM, and flash memory, to serve a variety of different memory requirements.  According to the SIA, DRAM sales are projected to grow at a compound annual growth rate of more than 14% from 2006 through 2009, and flash memory sales are projected to grow at a compound annual growth rate of 8.4% over this same time period.

The design and manufacture of semiconductor devices involve a complex and capital-intensive multi-step process.  This process involves different types of capital equipment used to manufacture, assemble and test these devices.  For example, to build an IC, transistors are first created on a wafer, such as silicon, by performing a series of deposition, patterning and selective removal of unwanted layers.  Interwoven within these steps are multiple thermal treatments to stabilize or activate various layers.  These early fabrication process steps are typically called front-end-of-line processing.  Following front-end-of-line processing, the transistors are microscopically wired together through the formation of interconnected metal layers and insulating dielectric materials, known as back-end-of-line processing.  Each process step, which may be performed multiple times, is subject to a tightly controlled series of chemical, thermal and lithographic processes in order to yield a fully functional IC.

Industry Challenges

Semiconductor designers and manufacturers are under increasing pressure to bring high-quality and increasingly complex devices to market faster and at lower cost.  They must also continue to improve device performance while controlling or minimizing capital expenditures.  This becomes more critical as cost-effective scaling presents significant challenges.  As a result, device companies are beginning to rely heavily on non-scaling techniques such as new film materials and new device structures to deliver improved device performance.  Capital equipment plays an important role in enabling device designers and manufacturers to lower their overall costs, get products to market quickly and improve the products’ quality and reliability.  As a direct result of the increasing pressure placed on designers and manufacturers to keep pace with Moore’s Law, which predicts that for minimum component cost, the number of transistors on an IC doubles every 24 months, capital equipment suppliers are facing new challenges in meeting their needs.

The key challenges that capital equipment manufacturers like Aviza must address include:

New Materials.  In order to keep pace with the International Technology Roadmap for Semiconductors, the semiconductor industry is faced with the need to develop and adopt an unprecedented number of new materials, as the physical properties of conventional materials are reaching limitations in their ability to provide improved performance. New materials such as high dielectric constant materials, or high-k dielectrics, and metal electrodes are required to increase device performance.

Advanced Packaging.  The rapid adoption of advanced packaging techniques, which are commonly referred to as wafer level packaging, package-on-package, package-in-package or 3-D packaging, is fueled by the drive for continuous improvement in device performance and functionality in wireless, personal and consumer electronics such as mobile phones, MP3 players and radio frequency identification tags.  In addition to the increasing demand for improved performance, IC designers and manufacturers have to deliver improved performance in a smaller overall package and with lower cost.  The inherent physical constraints of traditional wire-bonding interconnect schemes create a practical limit on the ability to improve performance while simultaneously reducing size.

Lower Cost of Ownership.  In order to improve their cost structure, device manufacturers demand processing platforms with lower total cost of ownership, which takes into account not only the initial purchase price but also throughput, yield, reliability, flexibility and other operating costs.

Time-to-Market.  Today’s devices are characterized by rapid technological improvements and shorter product life cycles.  These product life cycles are more accelerated for devices used in consumer electronics products such as mobile phones and digital cameras, given the constant innovation in the consumer electronics industry, which poses additional challenges for semiconductor manufacturers and capital equipment suppliers.

Shrinking Device Features.  As the semiconductor industry moves to 90-nanometer feature sizes and below, the device manufacturing process becomes significantly more complex, requiring more stringent manufacturing specifications and lower margins of error.

Our Solutions

We deliver a broad range of capital equipment and process technologies to serve the needs of a wide range of device manufacturers.  In addition to providing the high product performance expected by our customers, we believe maintaining the quality standards of our organization and our worldwide service and support are important to meeting these needs.  We believe our customers choose our products because of the following factors:

Advanced Film Development and Process Technology.   Our continued development of process technologies, such as our ALD systems, enables semiconductor manufacturers to use new materials necessary to manufacture and package next-generation devices.  Our systems have been developed with proprietary technologies, such as our Across-Flow and Direct Liquid Injection technology, which enable the use of advanced materials.

Low Cost of Ownership.  Our systems are designed to improve the yield, throughput and utilization of semiconductor manufacturing facilities.  Our systems offer integrated process technology, extendibility and optimized process flow to help IC makers achieve their overall cost-of-ownership and functionality objectives.

Worldwide Customer Service and Support.  Our goal is to provide our customers with global technical service, in-depth process engineering support and rapid delivery of our systems and parts.  We provide customer support through our global service organization 24 hours per day, seven days per week.  In addition, we have multiple parts depots around the world to support our installed base of systems.

Focus on Customer Relationships and Strategic Alliances.  We believe that our regular dialogue with our customers and our visibility of their technology roadmaps allow us to serve their needs effectively.  We also work to develop strategic alliances with equipment and materials suppliers to the semiconductor industry to produce next-generation films and processes to keep pace with the International Technology Roadmap for Semiconductors.

Our Strategy

Our objective is to be a leading provider of advanced capital equipment and process technologies to semiconductor manufacturers in our served markets.  To achieve this objective, our strategy is comprised of the following elements:

•                  Provide our customers with a broad range of systems, such as our ALD, PVD, CVD, Etch and thermal processing systems, to address multiple film formation requirements;

•                  Further penetrate our existing customer base by seeking opportunities to sell our customers systems from our expanding portfolio of systems that they are not already purchasing from us;

•                  Expand our customer base in the DRAM and flash markets with our ALD systems;

•                  Target the advanced packaging market with an integrated solution of PVD, CVD and Etch systems;

•                  Capitalize on our field service infrastructure in order to continue to understand our customers’ current and future needs, while delivering a positive customer experience throughout the product life cycle; and

•                  Continue to drive cost-reduction initiatives, including the improvement of our global supply chain and reduction in materials costs.

Systems, Markets and Applications

Deposition

Deposition involves the application of thin films in advanced device manufacturing.  Chemical reactions form deposited films between gaseous reactants at an elevated temperature in the vicinity and on the surface of a wafer.  Deposited films can be either crystalline or non-crystalline and can be either insulators or metals.  Variations of deposition processes include ALD, PVD, CVD, plasma-enhanced chemical vapor deposition, or PECVD, atmospheric pressure chemical vapor deposition, or APCVD, and low pressure chemical vapor deposition, or LPCVD.

Atomic Layer Deposition:  The reduction in the size of devices continues to keep pace with Moore’s Law, driving stringent requirements for the thickness control and repeatability of deposited films used in the manufacturing of devices.  With decreasing geometries and increasing aspect ratios, we believe that ALD will replace some of the incumbent deposition techniques due to ALD’s ability to achieve uniform thickness, which is commonly referred to as conformal step coverage, across the horizontal and vertical planes of the device structure.  This method allows the deposition of a wide variety of dielectric and conductive films one atomic layer at a time for various sub-90nm memory and logic applications.

Both conventional PVD and CVD systems have limitations with respect to creating films with less thickness at the bottom of trench structures as compared to flat structures.  ALD overcomes these limitations by depositing a single atomic layer at a time which covers the entire surface of the wafer independent of the surface features with the intent of achieving nearly 100% conformal step coverage in the most challenging DRAM structures with aspect ratios greater than 60 to 1.

The uniformity requirements for sub-100nm technologies pose a serious challenge to current deposition techniques.  For example, the uniformity requirements for a 1nm film are plus or minus one-half of an angstrom, which is a unit of measure equal to one ten-billionth of a meter, across a 300mm wafer.  We believe that ALD has the process capability to achieve this level of precise control with the repeatability required for high-volume manufacturing.

We believe that ALD is also best suited to deposit high-k materials, which are a new generation of films that meet the lower electrical leakage uniformity, conformal step coverage and material purity requirements for nanotechnology.  The deposition temperatures for ALD are hundreds of degrees lower than conventional CVD processes.  We offer both single-wafer and batch ALD systems to cover a wide range of applications, film thickness and productivity requirements.

Our ALD systems include:

•                  Celsior™:  Our Celsior ALD system is a single-wafer, multi-chamber cluster solution configurable to both 200mm and 300mm wafer sizes and is designed to meet current process and productivity requirements with capabilities beyond the 90nm node.  Our Celsior system is designed to offer precise atomic-level thickness control, low process temperature and highly conformal coatings with film quality for a wide range of films, including aluminum oxide, hafnium oxide, titanium oxide, hafnium silicate, titanium nitride and zirconium oxide.

•                  Verano™ 5500:  Our Verano ALD system is a batch wafer processing solution for 300mm wafers and is designed to meet current nano-scale processing and high productivity requirements with capabilities beyond the 90nm node.  A relatively low cost of ownership is achievable by processing up to 100 wafers at one time without compromising uniformity and conformal step coverage requirements.

Verano is capable of rapid temperature ramping, isothermal temperature profiling, Across-Flow precursor injection, boat rotation and advanced temperature control, which improves throughput and process uniformity with reduced cycle times.  The longer chemical delivery times on the batch system is intended to allow full saturation of a wafer with high aspect ratio structures, thereby achieving nearly 100% conformal step coverage.

Physical Vapor Deposition.  PVD is a process used to apply conducting, liner and barrier metal layers on an IC.  One of the primary PVD methods is sputtering, a process in which an electric discharge creates ions of an inert gas, such as argon, which are then accelerated in a vacuum at a target typically composed of pure metal or a metal compound, such as aluminum, tantalum or copper.  The target atoms are sputtered away and deposited on the wafer to form a thin film.  Thin conductive films, when patterned by lithography and etching, are used to wire an IC.

Our Sigma fxP™ system is used to sputter uniform layers of pure metals or metal alloys and metal compounds such as oxides or nitrides.  Sigma fxP couples unique process modules on a cluster tool architecture and is designed to achieve lower cost of ownership.  Sigma fxP is designed to be one of the cleanest PVD systems on the market, which is a key technology requirement for sputtering high quality films on the wafer.  The process chambers are designed around a simple base configuration that can be modified via application-specific kits to address a wide range of device needs.  In particular, the process modules are scalable to create advanced capability PVD chambers for depositing high quality barrier and liner layers for advanced metallization structures.  These consist of the “long throw” Hi-Fill and “ionized metal” Advanced Hi-Fill PVD chambers for improved barrier and liner deposition into high aspect ratio structures.  Where conformal step coverage over high aspect ratio features is critical, a metal organic CVD module is available to provide low temperature, largely conformal titanium nitride films.  Pre-heat and sputter etch chambers are also available.

Our Sigma fxP system supports both interconnect applications on the front side of the wafer and solder metal applications on the back side of the wafer for the growing power device market.  Our Sigma fxP system also addresses aluminum nitride deposition for bulk acoustic wave, or BAW, devices for next-generation communication products.  BAW devices require uniform deposition of piezoelectric films, and we have developed significant intellectual property in this area.

Chemical Vapor Deposition.  CVD is a process that can be used to apply thin films of dielectric and, to a lesser extent, conductive materials.  During the CVD process, gases that contain atoms of the material to be deposited chemically react to form a thin film of solid material on the wafer.  Typical uses for dielectric deposition by CVD include:

•                  shallow trench isolation, or STI, to isolate one transistor from another;

•                  the pre-metal dielectric, or PMD, the insulating layer between the active components and the first interconnect metal layer;

•                  the inter-metal dielectric, or IMD, the insulating layer between the different metal layers; and

•                  the final passivation layer that seals the completed device from atmospheric moisture.

Our Planar 300 bridge cluster system can be configured with up to six process modules to address different applications and markets, offering enhanced throughput, uptime and productivity.  Process modules are based upon a standard design that allows migration between platforms as capacity demand increases.  Key applications for the Planar 300 include STI, PMD and IMD.

Silicon dioxide, when deposited by conventional techniques, displays small gaps inside the structure, which prevents effective film planarization.  Our Flowfill and low-k Flowfill processes, which are performed on the Planar 300, are CVD technologies that were developed to form high-quality silicon dioxide layers that possess the properties both to fill gaps and produce a high degree of planarization.  Flowfill and low-k Flowfill processes reduce the need for chemical mechanical planarization processing with a corresponding reduction in cost of ownership, or in some cases completely removes the chemical mechanical planarization steps.

Plasma-Enhanced Chemical Vapor Deposition:  PECVD is a form of deposition that utilizes plasma to enhance the chemical reaction rates of precursors, or the chemical ingredients that react with other ingredients to produce a thin film.  PECVD processing allows deposition at lower temperatures, which is often required for the proper application of certain films.  This deposition technique was developed to allow for low temperature processing of silicon nitride films for passivation and insulation of devices.

Our Delta i2L cluster system is capable of processing wafers up to 200mm in size and produces high-quality dielectric films for use in compound semiconductor, silicon analog and mixed-signal devices.  A low temperature deposition process offers high-quality silicon nitride films for use as on-chip capacitor dielectrics.  The dense nitride films have a low hydrogen content and exhibit improved electrical performance when used in capacitors on an IC, allowing device manufacturers to use thinner capacitor dielectrics, while maintaining reliability.  In addition to the capacitor dielectric process, the system also comes equipped with a suite of standard nitride and oxide process recipes.

Atmospheric Pressure Chemical Vapor Deposition.  APCVD is the process by which chemicals are applied to the wafer in an atmospherically controlled environment.  Our APCVD systems employ our propriety approach designed to allow high deposition rates with a simpler reactor design yielding higher operational reliability and high wafer throughput.

Our APCVD systems include:

•                  1500 APCVD:  Our 1500 APCVD system processes 200mm wafers addressing design-rule fabrication capability of 0.15 micron.  It offers relatively low cost of ownership with a process designed to result in improved reliability, performance and serviceability through enhanced film uniformity, reduced consumables, improved system availability and ultra-low film metal levels.  Our 1500 APCVD system provides both doped and un-doped deposition of tetraethylorthosilicate-, or TEOS-, based silicon dioxide and can be utilized in a broad range of dielectric film applications for both logic and memory manufacturing requirements.

•                  1000 APCVD:  Our 1000 APCVD system offers either hybrid or TEOS-reactant processes and is designed for high productivity on 200mm wafer processing lines.  It provides both doped and un-doped deposition of TEOS-based silicon dioxide and can be used in a broad range of dielectric film applications for a variety of semiconductor applications.

•                  999 APCVD and TEOS999 APCVD:  Our 999R APCVD and TEOS999 APCVD systems are for production lines employing between 100mm and 150mm wafers and are capable of simultaneously processing two wafers in parallel.  Both systems offer doped and un-doped silicon dioxide processing capabilities.

Etch

Etch is a process that preferentially removes material from the wafer surface by chemically converting exposed portions of the surface into a gaseous by-product that is pumped away from the process chamber.  Almost all deposition processes create a film covering the entire wafer surface.  While many layers of different material are required to build up a device, the materials are only needed in selected parts of the wafer during the IC manufacture process.  For example, to create the current carrying “wires” of an IC, the entire wafer surface is covered with sputtered aluminum alloys and its associated barrier layers.  These conductive layers are then coated with light-sensitive films, which are commonly referred to as photoresist, and are exposed to the wiring pattern during the photolithography process.  Plasma etching is then used to remove the exposed conductive layer, thus replicating the wiring pattern.  The metal remains in place under the photoresist, which is then stripped off.  The finished metal lines at that point in the device manufacture process are referred to as the interconnects.

Our Etch systems include:

•                  Omega fxP™:  The Omega fxP offers up to six process modules plus in-line stations to allow for the alignment and the cooling down of the wafer.  The cluster module also has two vacuum cassette stations and multiple chambers, which provide high throughput for the high volume user or the option to “mix and match” different plasma sources for advanced sequential etching processes.

•                  Omega i2L:  The Omega i2L features our plasma source technologies in a single-chamber format that combines high performance etching with small footprint and low initial capital cost for low-rate production fabrication facilities.  These attributes make the Omega i2L particularly well suited for cost-sensitive manufacturing of ICs and compound semiconductors.

Both the Omega fxP and the Omega i2L support our three main plasma sources:  our M0RI™ etch technology, Plasma Enhanced Reactive Ion Etch, or PERIE, and Inductively Coupled Plasma, or ICP.  Additional modules may also be added to the main transport modules that provide secondary functions such as a post-etch corrosion removal processes.  In our etch systems suite, M0RI offers the highest plasma density that provides process solutions for the most advanced polysilicon, oxide and low-k etch requirements.  The low plasma density ICP is used extensively for high-density aluminum and polysilicon etching as well as for a broad range of processing on the front and back sides of compound semiconductors.  The PERIE offers medium plasma density for silicon and dielectric etching where the feature sizes are less challenging.  We have also developed a variant of our M0RI etch process chamber specifically for very high aspect ratio silicon etching and micro machining.  This deep silicon chamber offers benefits to production users in system-in-package, wafer level packaging and conventional micro electro mechanical systems applications.  Deep silicon etch techniques are used in a myriad of applications such as the manufacture of discrete components in system-in-package and accelerometers for car air bags.  We also offer a gas phase etch module, which removes sacrificial layers to create microscopic moveable structures.

Batch Thermal Processing

Wafers are subjected to intense heat that can take a wafer from room temperature to temperatures ranging from 100°C to 1200°C.  Thermal processing systems, commonly referred to as furnaces, work with either low pressure, for deposition, or atmospheric, for oxidation and diffusion, conditions.  LPCVD is used to deposit either a conductive non-metal film such as doped poly-silicon or an insulator film such as silicon nitride.  Wafers are loaded into thermal processing systems in batches of 50 to 150 wafers.  The heating process may be used to modify the properties of deposited films, reactively grow various films such as oxide or modify the conductive properties of a silicon wafer.

Our thermal processing systems include:

•                  RVP-300plus™:  Our RVP-300plus is designed for processing 300mm wafers addressing requirements for 0.13-micron and smaller geometries.  The design of the RVP-300plus focuses on maximizing productivity and throughput.  Among its features, the RVP-300plus is capable of rapidly ramping the temperature up and down, which results in chemical deposition and temperature control across the wafer.  The RVP-300plus also utilizes a dual-cassette configuration resulting in increased throughput.

•                  RVP-550™:  Our RVP-550 is a flexible batch heating system with Across-Flow technology and is designed to process loads up to 100 wafers.  Our Across-Flow technology generates a virtual single-wafer environment intended to result in improved process performance.  We believe that the RVP-550 is well suited for advanced technology applications in a high product mix manufacturing process typically found at an advanced foundry customer.

•                  RVP-200:  Our RVP-200, which is based on the AVP platform discussed below, processes both eight-inch and six-inch wafers and meets 0.18-micron technology requirements.  The RVP-200 features a design that enables it to ramp up and ramp down temperatures between two to ten times faster than the AVP platform and offers faster throughput and tighter junction depth control.  By utilizing the AVP platform features such as 16-cassette wafer handling and advanced temperature control, the RVP-200 is designed to offer the same advanced reliability as our AVP systems.

•                  AVP-200:  Our AVP-200 is a vertical furnace designed to meet the eight-inch and six-inch wafer requirements of sub-0.25 micron processing.  The AVP-200 single-tube system includes advanced process control, data acquisition software, advanced automation, a proprietary process chamber design and an option for atmospheric control within the wafer handling area.  Key features of the AVP system include storage capacity for sixteen 25-wafer cassettes, or a total of 400 wafers, and advanced temperature control for accurate wafer temperature regulation.  We designed the AVP system to offer customers a low cost of ownership through high productivity and a small footprint.

•                  VTR:  Our VTR systems process wafers from 100mm to 200mm.  Our VTR systems operate under computer control, providing specialized process recipe introduction, cassette-to-cassette automation, monitoring of critical system functions and automated loading of wafers into the reaction chamber.  We believe that our VTR systems generally offer comparable reliability, lower contamination and better process uniformity than horizontal reactors.  Our VTR systems can be installed through the wall in a customer’s clean room facility and are compatible with industry standard software interfaces.

Marketing, Sales and Customer Support

We sell, install and service our systems for our global device manufacturer customers with the aim of providing viable manufacturing solutions for their existing technological needs, as well as establishing long-term business relationships to support their next-generation products.  Our experienced sales personnel have the knowledge to address the technical benefits and economic advantages of our systems.  Our sales organization is tightly integrated with our services and support organization, which we believe allows us to understand our customers’ needs better and to tailor solutions to meet those needs.

Our sales are distributed among three geographic regions that include North America, Europe and Asia Pacific.  The following table illustrates the geographic distribution of our net sales for the years ended September 29, 2006 (fiscal 2006), September 30, 2005 (fiscal 2005) and the fiscal period October 7, 2003 through September 24, 2004 (fiscal 2004), respectively, expressed as a percentage of sales:

Fiscal	North America	Europe	Asia Pacific
2006	16%	20%	64%
2005	13%	22%	65%
2004	19%	35%	46%

In North America, our systems are marketed and sold through our direct sales and service organization in Scotts Valley, California.  In Europe, our systems are marketed and sold primarily through our direct sales and service operations in France, Germany, Israel and the United Kingdom, as well as Italy, where we use a local sales representative.  In the Asia Pacific region, we use direct sales and service and agency arrangements.  We have offices within the Asia Pacific region in China, Japan, Korea, Malaysia, Singapore and Taiwan.

In order to demonstrate the capability of our systems, we engage customers during our research and development cycle.  We have occasionally provided our newest generation systems to our customers for evaluation.  The average duration of an evaluation period for systems provided to our customers is typically less than one year.  As we expand our sales efforts globally, particularly with new systems and in emerging markets, we believe that ongoing and continued investment in demonstration and evaluation systems may be important to our future business.

We believe that a comprehensive global support program is critical to providing sustained value to our customers and maintaining customer loyalty.  As a result, we maintain an experienced central customer support group in addition to regional based service and support staff around the world at local centers, who are in close proximity to customers and provide comprehensive local support programs intended to ensure that our systems are operating in optimal fashion.

Customers

Our customer base is diverse, both geographically and in terms of the types of devices that our customers produce.  Customers for our systems include several of the world’s top semiconductor manufacturers and foundries makers.  We have a broad installed base, with approximately 2,500 systems in active operation for which we are providing ongoing parts and services worldwide.

Our customers are primarily IC manufacturers.  The IC industry is cyclical and has experienced significant fluctuations, and our sales are impacted by broad industry trends.  Moreover, we have a highly concentrated customer base.  For our fiscal year ended September 29, 2006, two customers, Winbond Electronics Corp. and Inotera Memories Inc., accounted for 24% and 11% of our net sales, respectively, and approximately 74% of our net sales in fiscal 2006 was attributable to our top ten customers.  For our fiscal year ended September 30, 2005, three customers, Inotera Memories, Inc., Infineon Technologies AG and Winbond Electronics Corp., accounted for 43%, 15% and 11% of our net sales, respectively, and approximately 84% of our net sales in fiscal 2005 was attributable to our top ten customers.  For fiscal 2004, Infineon Technologies AG accounted for 16% of our net sales and approximately 59% of our net sales was attributable to our top ten customers.  Our largest customers may vary from year to year depending upon, among other things, our customers’ annual budget for capital expenditures, plans for new fabrication facilities and expansions and new system introductions by us.  We expect that sales of our systems to relatively few customers will continue to account for a high percentage of our net sales during future periods.

Backlog

As of September 29, 2006, our backlog was approximately $66.0 million, as compared to approximately $20.0 million as of September 30, 2005.  Our backlog consists of both system and spare part purchase orders from our customers that provide for typical delivery within 12 months.  Backlog attributable to systems not yet shipped includes only systems for which we have received a purchase order and have assigned a delivery date.  Orders are typically subject to cancellation or delay by the customer with no penalty.  Because of possible changes in delivery schedules and cancellations of orders, our backlog at any particular point in time is not necessarily representative of actual sales for any succeeding periods, nor is backlog any assurance that we will realize profit from completing these orders.

Research, Development and Engineering

Modern electronic devices are subject to significant and rapid changes in technologies in order to remain competitive.  We and other semiconductor equipment suppliers are subject to the demands that these rapid technological changes impose in relation to new system introductions and continual improvements and enhancements to existing systems.  As a result, we strive to design and continually improve low-cost systems that have high throughput, flexibility and scalability and are efficient to manufacture and easy to support.  Close working relationships between our key customers and our engineering teams enable us to incorporate our customers’ feedback and needs into our system development efforts.  We will continue to make substantial investments in strategic research and development both in personnel utilization and financial terms.

We focus our research and development activities on developing applications for our ALD, PVD, CVD, Etch and thermal systems.  During recent periods, we have devoted significant resources to developing advanced thin films for dielectrics and capacitors.  Our research and development expenditures during the years ended September 29, 2006, September 30, 2005 and the fiscal period October 7, 2003 through September 24, 2004 were $25.7 million, $21.1 million and $18.3 million, respectively.

Manufacturing, Raw Materials and Supplies

Our principal manufacturing operations consist of assembly, systems integration and testing at our facilities in Scotts Valley, California and Newport, Wales, U.K.  We focus our internal manufacturing efforts on those precision mechanical and electro-mechanical assemblies that we believe differentiate our systems from those of our competitors.  We outsource the manufacture of many of our non-critical subassemblies to a number of key suppliers.  We attempt to maintain close relationships with these suppliers and to develop qualified alternative suppliers in the event that we lose access to existing suppliers in an effort to reduce cost.  Effective component procurement is critical to the quality, manufacturing cycle time and cost of our systems.  In addition to our own manufacturing capability, we outsource manufacturing and refurbishment of certain legacy systems to a third party.

In the past year, we have improved our global supply chain and reduced our material costs.  These efforts have resulted in gross margin improvements.  Continuous improvement in our supply chain is one of our key strategic imperatives.  In addition, our single platform architecture utilizes common design elements, components and subsystems.  This results in our ability to maintain lower inventory levels and obtain better prices for the higher volumes of parts that we buy.

Certain components used in our systems are purchased from a single supplier or a limited group of suppliers.  Although we believe that all single-source components are currently available in adequate numbers, we cannot be certain that shortages will not develop in the future.

Competition

Our markets are competitive and characterized by rapidly changing technology.  We believe that the primary competitive factors in our markets are:

•      system performance and reliability;

•      initial sales price;

•      total cost of ownership;

•      ability to manufacture and deliver systems on a timely basis;

•      ability to meet customer specifications; and

•      global customer technical service and support.

We believe that we compete effectively with our competitors with respect to each of these factors.  Our ability to remain competitive will depend to a great extent upon our ongoing performance in the areas of system development and customer support.  To be successful in the future, we believe that we must respond promptly and effectively to the challenges of technological change and our competitors’ innovations by continually enhancing our system offerings.

Our principal competitors include Applied Materials, Inc., Tokyo Electron LTD, ASM International N.V., Kokusai Semiconductor Equipment Corporation and IPS, Ltd.  Some of our competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer support capabilities than we do.  We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies.  In addition, we anticipate that competitive pressures may cause continued price-based competition.

Intellectual Property

We rely on a combination of patents, patent applications, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights.  As of September 29, 2006, we held 142 U.S. and 193 foreign patents.  Our issued patents and any subsequently issued patents arising from our pending applications will expire between 2007 and 2026.

We also rely on technical know-how and other unpatented proprietary information relating to the development and manufacturing of our systems.  We seek to protect our trade secrets and proprietary information, in part, by requiring our employees to enter into agreements obligating them to maintain confidentiality and to assign to us the rights to inventions that they make while in our employment.  We also enter into non-disclosure agreements with our consultants and suppliers to protect confidential information delivered to them.

There has been significant litigation in the semiconductor equipment industry involving patents and other intellectual property rights.  Infringement claims may be asserted against us in the future and, if such claims are made, we may not be able to defend against such claims successfully or, if necessary, obtain licenses on reasonable terms.  Any claim that our systems infringe the proprietary rights of others would force us to defend ourselves and possibly our customers against the alleged infringement.  These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidate our proprietary rights.  These lawsuits, regardless of their outcome, would likely be time-consuming and expensive to resolve and would divert management’s time and attention.  Any potential intellectual property litigation could force us to do one or more of the following:

•                  lose or forfeit proprietary rights;

•                  stop manufacturing or selling systems that incorporate the challenged intellectual property;

•                  obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms or at all and may involve significant royalty payments;

•                  pay damages and attorneys’ fees in some circumstances; or

•                  redesign those systems that use the challenged intellectual property.

In addition, in the normal course of business, we periodically receive and make inquiries regarding possible patent infringement.  In dealing with such inquiries, it may become necessary or useful for us to obtain or grant licenses or other rights.  We cannot assure you that such licenses or rights will be available to us on commercially reasonable terms or at all.  If we are not able to resolve a claim, negotiate a settlement or obtain necessary licenses on commercially reasonable terms or successfully prosecute or defend our position, it could harm our business, financial condition and results of operations.

Employees

As of September 29, 2006, we had 675 employees, of which 247 were located in Europe, 108 were located in Asia and 320 were located in North America.  Of our total employees, 137 were principally dedicated to research and development, 142 were dedicated to sales and general and administrative, 205 were dedicated to customer service, marketing, applications and services and support and 191 were dedicated to manufacturing.

We consider our relationship with our employees to be good.  None of our employees are represented by a labor union or covered by a collective bargaining agreement, and we have never experienced a work stoppage, slowdown or strike.

Facilities

We maintain our headquarters in Scotts Valley, California, where we own a 213,000-square foot facility.  We also operate a leased 103,000-square foot manufacturing and engineering facility in Newport, Wales, U.K.  We believe that our facilities in the U.S. and U.K. provide sufficient manufacturing capacity for the foreseeable future.

In addition, we lease a number of smaller properties and field offices located in France, Germany, Scotland, China, Japan, Korea, Malaysia, Singapore and Taiwan.

Environmental Matters

We operate semiconductor applications laboratories and manufacturing facilities in Scotts Valley, California and Newport, South Wales, U.K. and are subject to federal, state and local regulations governing the use of hazardous materials.

Our Scotts Valley property is a federally listed Superfund site.  Chlorinated solvent and other contamination was identified at the site in the early 1980s, and by the late 1980s, Watkins Johnson Corporation, or Watkins Johnson (now WJ Communications, Inc.), a predecessor to our Precedessor, had installed a groundwater extraction and treatment system.  In 1991, Watkins Johnson entered into a consent decree with the United States Environmental Protection Agency providing for remediation of the site.  In July 1999, Watkins Johnson signed a remediation agreement with an environmental consulting firm, ARCADIS Geraghty and Miller, or ARCADIS.  Pursuant to this remediation agreement, Watkins Johnson paid approximately $3.0 million in exchange for which ARCADIS agreed to perform the work necessary to assure satisfactory completion of Watkins Johnson’s obligation under the consent decree.  The agreement also includes a cost overrun guaranty from ARCADIS up to a total project cost of $15.0 million.  In addition, the agreement included procurement of a 10-year, claims-made insurance policy to cover overruns of up to $10.0 million from American International Specialty, or AIS, along with a 10-year, claims-made $10.0 million policy to cover unknown pollution conditions at the site.

Failure of Watkins Johnson, ARCADIS or AIS to fulfill their obligations may subject us to substantial fines, and we could be forced to suspend production, alter manufacturing processes or cease business operations, any of which could harm our business, financial condition or results of operations.  We believe that the likelihood of the failure of Watkins Johnson, ARCADIS or AIS to fulfill their respective obligations is remote and that any remaining or uninsured environmental liabilities will not have a material effect on our business, financial condition or results of operations.

Available Information

We make available free of charge, through our website, www.avizatechnology.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the SEC. Our publicly filed information is also available on the SEC’s website, http://www.sec.gov. The information on our website is not incorporated herein by reference.

ITEM 1A.                       Risk Factors

We may need to raise capital in order to support our operations, which capital may not be available on terms acceptable to us, or at all.

As of September 29, 2006, we had cash and cash equivalents of approximately $10.7 million and short-term debt of approximately $28.6 million.  We may need to raise capital from the sale of debt or equity securities or other sources in order to support our operations.  We may not be able to obtain this capital on acceptable terms, or at all.  If we issue additional equity or convertible debt securities to raise capital, your percentage ownership of Aviza will be reduced, and you may experience significant dilution.  In addition, new investors in Aviza may demand rights, preferences or privileges that differ from, or are senior to, yours, including warrants in addition to the securities purchased and protection against future dilutive transactions.

We are substantially leveraged, which could limit our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future manufacturing capacity and research and development needs.

We have significant indebtedness.  As of September 29, 2006, we had total debt of approximately $34.9 million, of which approximately $28.6 million was short-term.  Our indebtedness could have serious consequences for our business, including limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes.

Our ability to pay the principal of, and interest on, our indebtedness and to make planned expenditures will depend on our future operating performance, which could be affected by changes in economic conditions and other factors, some of which are beyond our control.  Our failure to comply with the covenants and other provisions contained in the agreements governing our indebtedness could result in events of default under these agreements, which in turn could permit our lenders to accelerate payment of our indebtedness.  If we are at any time unable to generate sufficient cash flows from operations to service our indebtedness, we may be required to attempt to renegotiate the terms of our indebtedness, refinance all or a portion of our indebtedness or obtain additional financing.  We cannot assure you that we will be able to successfully renegotiate or refinance our indebtedness or obtain any additional financing on acceptable terms, or at all.

We have incurred losses since our inception, and we may never be able to achieve profitability.

We incurred net losses of $14.7 million, $16.0 million and $19.7 million for the fiscal years ended September 29, 2006 (fiscal 2006), September 30, 2005 (fiscal 2005) and the fiscal period October 7, 2003 through September 24, 2004 (fiscal 2004), respectively.  As a result, we will need to increase our sales and reduce our costs in order to achieve profitability.  However, we may never generate sufficient net sales or reduce our costs sufficiently to achieve profitability.  Even if we achieve profitability, we may not have sustainable profitability on a quarterly or annual basis in the future.  If we are unable to achieve and sustain profitability, we may be forced to implement expense reduction measures, including selling assets, consolidating operations, reducing our workforce or delaying, cancelling or reducing certain system development, marketing or other operational programs, any of which could harm our business.

We receive most of our net sales from a small number of customers, and the loss of, or a significant reduction or fluctuation in, orders from those customers could seriously harm our business.

For our fiscal year ended September 29, 2006, approximately 35% of our net sales were attributable to two customers and approximately 74% of our net sales were attributable to our top 10 customers.  Winbond Electronics Corp. and Inotera Memories, Inc. accounted for 24% and 11% of our net sales in fiscal 2006, respectively.  For our fiscal year ended September 30, 2005, approximately 69% of our net sales were attributable to three customers and approximately 84% of our net sales were attributable to our top 10 customers.  Inotera Memories, Inc., Infineon Technologies AG and Winbond Electronics Corp. accounted for 43%, 15% and 11% of our net sales in fiscal 2005, respectively.  We expect to continue to receive a substantial portion of our net sales from a small number of customers for the foreseeable future.  If our largest customers delay, cancel or do not place orders, we may not be able to replace those orders with new orders.  As we expect to configure our systems to customer specifications, changing, rescheduling or cancelling orders may result in significant non-recoverable costs.  The loss of, or a significant reduction in, orders from any of our major customers could seriously harm our business.

Claims or litigation regarding our intellectual property rights could seriously harm our business or require us to incur significant costs.

In recent years, there has been significant litigation in the semiconductor equipment industry involving patents and other intellectual property rights.  Infringement claims have been asserted against us and may be asserted against us in the future, and we may not be able to defend ourselves against such claims successfully.  Any claim that our systems infringe the proprietary rights of others would force us to defend ourselves and possibly our customers against the alleged infringement.  These claims and any resulting lawsuits, if successful, could subject us to significant liability for damages and invalidate our proprietary rights.  These lawsuits, regardless of their outcome, would likely be time-consuming and expensive to resolve and would divert management’s time and attention.  Any potential intellectual property litigation could force us to do one or more of the following:

•                  lose or forfeit our proprietary rights;

•                  stop manufacturing or selling systems that incorporate the challenged intellectual property;

•                  obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms or at all and may involve significant royalty payments;

•                  pay damages and attorneys’ fees in some circumstances; or

•                  redesign those systems that use the challenged intellectual property.

If we are forced to take any of these actions, our business could be severely harmed.

On April 11, 2006, IPS, Ltd. filed a lawsuit against us in the United States District Court for the Central District of California.  The complaint alleges that we improperly used IPS's confidential information to develop our Celsior single-wafer processing type atomic layer deposition technology.  We deny the claim.  The complaint is for unspecified monetary damages, injunctive relief and an order rescinding the settlement and distributor agreements that we and IPS entered into in May 2004 in settlement of a prior lawsuit that IPS filed against ASML U.S., Inc. and us in March 2004 relating to assets that we acquired from ASML in October 2003.  We intend to contest the lawsuit vigorously.

Discovery in the litigation has not yet begun because the parties disagree about the proper forum in which to resolve the claims asserted by IPS.  On May 12, 2006, we filed with the United States District Court for the Northern District of California a petition to compel arbitration in Santa Clara County, California.  On August 3, 2006, Judge Ware of the Northern District of California found that one or more of the claims asserted by IPS was likely arbitrable and ordered the parties to arbitration to determine which claims were properly subject to arbitration.  On October 23, 2006, Judge Cooper of the Central District of California stayed proceedings pending resolution of the question of arbitrability.  The parties are currently in the process of filing their pleadings in the arbitration.

Although we believe that we have complied with the settlement and distributor agreements and that the allegations contained in IPS’s complaint are without merit, a negative outcome could harm our business.

The semiconductor industry is highly cyclical and unpredictable.

Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current anticipated market demand for ICs and, in particular, the DRAM segment of the semiconductor industry, which accounted for a majority of our net sales for the year ended September 29, 2006. The semiconductor industry has historically been cyclical due to sudden changes in manufacturing capacity.  These changes in capacity have affected the timing and amounts of our customers’ capital equipment purchases and investments in technology, and continue to affect our orders, net sales, gross margins and results of operations.

During periods of decreasing demand for IC manufacturing equipment, we must be able to align our cost structure appropriately with prevailing market conditions and motivate and retain key employees effectively.  Conversely, during periods of increasing demand, we must have sufficient manufacturing capacity and inventory to meet customer demand and must be able to attract, retain and motivate a sufficient number of qualified individuals.  If we are unable to align our cost structure with business conditions in a timely manner and manage our resources and production capacity effectively, it could harm our business, financial condition and results of operations.

Because we lack long-term purchase commitments from our customers, our net sales and inventory could fluctuate from period to period, which could harm our results of operations.

We generally do not enter into long-term purchase contracts with our customers.  Our business is characterized by short-term purchase orders and shipment schedules and our customers may cancel or delay their orders without penalty.  As a result, it is difficult for us to forecast our net sales and to determine the appropriate levels of inventory that we need to carry in order to meet future demand.  In addition, because we do not have long-term contracts with our customers, we forecast our net sales and plan our production and inventory levels based upon the demand forecasts of our customers, which are highly unpredictable and can fluctuate substantially.  This could lead to increased inventory levels and increased carrying costs and risk of excess or obsolete inventory due to unanticipated reductions in purchases by our customers.

Our deferred revenue from sales of our systems that constitute “new technology” and our backlog of customer orders may not result in future net sales.

We defer revenue and any associated profit from the sale of newly introduced systems that are subject to contractual customer acceptance provisions and substantive installation obligations, which we refer to as “new technology,” until our customer has acknowledged its acceptance of the system or the installation work is completed.  If the system does not meet the agreed specifications and the customer refuses to accept the system, we will not realize the deferred revenue and any associated deferred profit and we may be required to refund any cash payments previously received from the customer, which may harm our business, financial condition and results of operations.

We schedule the production of our systems based in part upon our backlog.  Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date will not necessarily be indicative of actual sales for any future period.  In addition, while we evaluate each customer order on a case-by-case basis to determine qualification for inclusion in backlog, we cannot assure you that amounts that we include in backlog will ultimately result in future sales.  As a result, our backlog may not be a reliable indication of our future net sales.  A reduction in backlog during any particular period, or the failure of our backlog to result in future net sales, could harm our business, financial condition and results of operations, and cause our net sales to fall below our expectations and the expectations of analysts and investors.

We have long sales cycles for our systems, which may cause our results of operations to fluctuate from period to period.

Our systems are technologically complex.  Our prospective customers generally must commit significant resources to test and evaluate our systems and to install and integrate them into their manufacturing lines.  In addition, our customers often require a significant number of system presentations and demonstrations, in some instances evaluating equipment on site, before reaching a sufficient level of confidence in our systems’ performance and compatibility with their requirements to place an order.  As a result, our sales process is often subject to delays associated with lengthy approval processes that typically accompany the design and testing of new systems.  Our sales cycles often have lasted for many months or even years and require us to invest significant resources.  In addition, we may incur significant costs in supporting evaluation equipment at customers’ facilities, and orders expected in one quarter could shift to another quarter because of the timing of our customers’ purchase decisions.  All of these factors could cause our results of operations to fluctuate from period to period.

Our results of operations may suffer if we fail to manage our inventory effectively.

We need to manage our inventory of component parts, work-in-process and finished goods effectively to meet customer delivery demands at an acceptable risk and cost.  Our customers are increasingly requiring very short lead times for delivery, which may require us to purchase and carry additional inventory.  For both the inventories that support the manufacture of our systems and our spare parts inventories, if the customer demand we anticipate does not materialize in a timely manner, we will incur increased carrying costs and some inventory could become obsolete or otherwise unfit for sale, resulting in write-offs which would harm our results of operations.  Conversely, if customer demand for our systems materializes more quickly than we anticipate, our inventories may be insufficient, which could result in lost sales opportunities that could harm our results of operations.

We will not be able to compete effectively if we fail to address the technology needs of our customers.

We operate in a highly competitive environment, and our future success is dependent upon our ability, in a timely and cost-effective manner, to:

•                  develop and market new systems and technologies;

•                  improve our existing systems and technologies;

•                  expand into or develop equipment solutions for new markets for IC products;

•                  achieve market acceptance and accurately forecast demand for our systems and technologies;

•                  achieve cost efficiencies across our system offerings;

•                  qualify new or improved systems for volume manufacturing with our customers; and

•                  lower our customers’ cost of ownership.

We may not be able to forecast or respond accurately to the technological trends in the semiconductor industry or respond to specific product announcements by competitors that may be developing technologies and systems that are more effective or that achieve more widespread acceptance than ours.  We also may not be able to develop strategic alliances with equipment and materials suppliers to the semiconductor industry to produce next-generation films and processes.  In addition, we may incur substantial costs to ensure the functionality and reliability of our current and future systems.  If our newly developed systems are unreliable or do not meet our customers’ expectations, then we could experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable or additional service and warranty expenses.  Our failure to meet our customers’ technology needs and other demands will impair our ability to compete effectively, which in turn could harm our business, financial condition and results of operations.

Our competitors have greater financial resources and greater name recognition and therefore may compete more successfully.

We face competition or potential competition from many companies that have greater resources than we have.  If we are unable to compete effectively with these companies, our market share may decline and our business could be harmed.  Virtually all of our principal competitors are substantially larger than we are and most of them have broader product lines than we do.  These competitors have well-established reputations in the markets in which we compete, greater experience with high-volume manufacturing, broader name recognition, substantially larger customer bases and substantially greater financial, technical, manufacturing and marketing resources than we do.  We also face potential competition from new market entrants, including established manufacturers in other segments of the semiconductor capital equipment market who may decide to diversify and develop and market products that compete with our system offerings.

Semiconductor manufacturers are typically loyal to their existing semiconductor equipment suppliers, which may make it difficult for us to obtain new customers.

Because semiconductor manufacturers must make substantial investments to install and integrate capital equipment into their semiconductor fabrication facilities, they tend to choose semiconductor equipment manufacturers based on established relationships, product compatibility and proven system performance.

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

Since most new fabrication facilities are similar to existing ones, semiconductor manufacturers tend to continue using equipment that has a proven track record.  Based on our experience with our major customers, we have observed that once a particular piece of equipment is selected from a vendor, the customer is likely to continue purchasing that same piece of equipment from the vendor for similar applications in the future.  Broadening our market share remains difficult due to choices made by customers that continue to be influenced by pre-existing bases installed by competing vendors.  As a result, our ability to obtain new customers and additional orders may be limited.

A semiconductor manufacturer frequently will attempt to consolidate its other capital equipment requirements with the same vendor.  As a result, we may face narrow windows of opportunity to be selected as the “vendor of choice” by potential new customers.  It may be difficult for us to sell to a particular customer for a significant period of time once that customer selects a competitor’s product, and we may not be successful in obtaining broader acceptance of our systems and technology.  If we are not able to achieve broader market acceptance of our systems and technology, it could harm our business, financial condition and results of operations.

We depend upon sole suppliers for certain key components.

Substantially all of our net sales have come from the sale of systems that contain key components that are available only from a single source or limited sources.  As a result, we depend on a number of sole suppliers for key components used in the manufacturing of our systems.  If we are unable to obtain timely delivery of sufficient quantities of these components, we will be unable to manufacture systems to meet customer demand on a timely basis.  Most significantly, certain systems are designed around automation modules supplied by sole suppliers.  Due to the high cost of these modules, we keep very few in inventory.  Although we have never been unable to manufacture or ship a system due to an inability to obtain a component sourced from a sole supplier, if a sole supplier fails to deliver the component on a timely basis, delivery of certain systems could be delayed.  If a sole supplier is unable to deliver any such components for a prolonged period of time, we may have to redesign certain systems.  We cannot assure you that we will be able to do so, or that customers will adopt the redesigned systems.

Warranty claims in excess of our projections could seriously harm our business.

We offer a warranty on all of our systems.  If our customers make claims under our warranties that exceed our estimates of the cost of our warranties, it could harm our business, financial condition and results of operations.

If we deliver systems with defects, our credibility may be harmed, sales and market acceptance of our systems may decrease and we may incur liabilities associated with those defects.

Our systems are complex and sometimes have contained errors, defects and bugs when introduced.  If we deliver systems with errors, defects or bugs, our credibility and the market acceptance and sales of our systems could be harmed.  Further, if our systems contain errors, defects or bugs, we may be required to expend significant capital and resources to alleviate these problems.  Defects could also lead to commercial or product liability as a result of lawsuits against us or against our customers.  We have agreed to product liability indemnities with some of our customers, and our product and commercial liability insurance policies currently provide only limited coverage per claim.  In the event of a successful product liability or commercial claim, we could be obligated to pay damages that may not be covered by insurance or that significantly exceed our insurance coverage.

Our employment costs in the short-term are fixed to a large extent, and therefore any unexpected shortfalls in net sales could harm our results of operations.

Our operating expense levels are based in significant part on our headcount, which generally is driven by our long-term net sales goals.  For a variety of reasons, particularly the high cost and disruption of layoffs and the costs of recruiting and training, our headcount in the short-term is fixed to a large extent.  As a result, we may be unable to reduce our employment costs in a timely manner to compensate for any unexpected shortfalls in net sales, which could harm our results of operations.

Our high spending levels on research and development and our need to maintain a high level of customer service and support could harm our results of operations.

In order to remain competitive, we need to maintain high levels of investment in research and development, marketing and customer service, while at the same time controlling our operating expenses.

The industry in which we operate is characterized by the need for continued investment in research and development as well as a high level of worldwide customer service and support.  As a result of our need to maintain spending levels in these areas, our results of operations could be harmed if our net sales fall below expectations.  In addition, because of the emphasis that we place on research and development and technological innovation, our operating expenses may increase further in the future, which could harm our results of operations.

We cannot assure you that we will have sufficient resources to make a high level of investment in research and development, marketing and customer service while controlling our operating expenses or that our systems will be viewed as competitive as a result of technological advances by our competitors or changes in semiconductor processing technology.  Any such competitive pressures may require us to reduce prices significantly or result in lost customer orders, which could harm our business, financial condition and results of operations.

A disruption of our manufacturing operations could harm our business.

Although we outsource the manufacturing for certain of our systems or sub-assemblies to third parties, we produce most of our systems at our manufacturing facilities in Scotts Valley, California and Newport, South Wales, U.K.  In the event of a disruption of operations at our facilities, our third-party manufacturers would not be able to make up the capacity loss.  Our manufacturing operations could be subject to disruption for a variety of reasons, including natural disasters, work stoppages, operational facility constraints and terrorism.  Any such disruption could cause delays in shipments of systems to our customers, result in cancellation of customer orders or loss of customers and seriously harm our business.

We outsource manufacturing and logistics activities to third-party service providers, which decreases our control over the performance of these functions.

We have already outsourced certain manufacturing and spare parts logistics functions to third-party service providers, and we may outsource more of those functions in the future.  While we expect to achieve operational flexibility and cost savings as a result of this outsourcing, outsourcing has a number of risks and reduces our control over the performance of the outsourced functions.  Significant performance problems by these third-party service providers could result in cost overruns, delayed deliveries, shortages, quality issues or other problems that could result in significant customer dissatisfaction and could harm our business, financial condition and results of operations.

If for any reason one or more of these third-party service providers becomes unable or unwilling to continue to provide services of acceptable quality, at acceptable costs and in a timely manner, our ability to deliver our systems or spare parts to our customers could be severely impaired.  We would quickly need to identify and qualify substitute service providers or increase our internal capacity, which could be expensive, time consuming and difficult, and could result in unforeseen operations problems.  Substitute service providers might not be available or, if available, might be unwilling or unable to offer services on acceptable terms.

If customer demand for our systems increases, we may be unable to secure sufficient additional capacity from our current service providers on commercially reasonable terms, if at all.

Our requirements are expected to represent a small portion of the total capacities of our third-party service providers, and they may preferentially allocate capacity to other customers, even during periods of high demand for our systems.  In addition, these third-party service providers could suffer financial difficulties or disruptions in their operations due to causes beyond our control.

The semiconductor industry is global and has expanded within Asia.  We have penetrated this market with some of our systems.  If we are unable to continue to penetrate this market with those systems and penetrate this market with our other systems, our business could be harmed.

The percentage of worldwide semiconductor production that is based in Asia is growing more rapidly than in other regions.  Although we derived approximately 64%, 65% and 46% of our net sales for fiscal 2006, 2005 and 2004, respectively, from our sales to customers located in the Asia Pacific region, our brand recognition in the region is limited.  In order to grow our business, we need to penetrate the region with the addition of new customers, new systems and the expansion of our relationships with our existing customers.  We have traditionally sold our systems primarily through our direct sales force.  Although we have a direct sales force and local representatives in the Asia Pacific region, we cannot assure you that we will be able to continue penetrating markets in this region.  Our failure to continue to penetrate these markets, or failure to attract the additional personnel necessary to service new and existing customers, may harm our competitive position and our future business prospects.

If we are unable to hire and retain a sufficient number of qualified personnel, our results of operations could be negatively affected.

Our success depends in part upon our ability to attract and retain qualified management, technical, sales and support personnel for our operations on a worldwide basis.  We believe that our success is particularly dependent on the contributions of the principal members of our management, operations and engineering staff, including Jerauld Cutini, our President and Chief Executive Officer, Patrick O’Connor, our Executive Vice President and Chief Financial Officer, and John Macneil, our Executive Vice President and Chief Technical Officer.  We do not have long-term employment contracts with these or any of our other key personnel, and their knowledge of our business and industry would be extremely difficult for us to replace.  Competition for qualified personnel is intense, particularly in the San Francisco Bay Area, where our headquarters is located, and we cannot assure you that we will be able to continue to attract and retain qualified personnel.  Our results of operations could be negatively affected by our loss of key executives or employees or our inability to attract and retain skilled executives and employees.

Changes in accounting standards for equity-based compensation may adversely affect our results of operations and our ability to attract and retain employees.

Our adoption of SFAS No. 123(R) required us to expense all equity-based compensation that we provide to our employees and directors beginning with our fiscal quarter ended December 30, 2005.  The environment for skilled employees that are knowledgeable about our systems and services is a competitive one, and we believe that equity-based compensation is an important part of the overall compensation that we offer to attract and retain such employees.  SFAS No. 123(R) has adversely affected and will continue to adversely affect our results of operations.  If we decide to decrease the amounts of equity-based compensation that we offer to our current and prospective employees on account of the related expenses that we have to incur as a result of SFAS No. 123(R), it could impair our ability to attract and retain employees.

Our ability to compete could be jeopardized by our inability to protect our intellectual property rights from challenges by third parties.

Our success and ability to compete depend in large part upon protecting proprietary technology.  We have relied on a combination of patent, trade secret, copyright and trademark laws, non-disclosure and other contractual agreements and technical measures to protect our proprietary rights.

We cannot assure you that patents will be issued on pending patent applications or that competitors will not be able legitimately to ascertain proprietary information embedded in our systems that is not covered by patent or copyright.  If this happens, we may not be able to prevent the competitor from using this information.

In addition, if we assert patent rights against a competitor’s product, we cannot assure you that any claim in any patent will be sufficiently broad nor, if sufficiently broad, that the patent will not be challenged, invalidated or circumvented.  We may not have sufficient resources to establish, monitor and protect our rights.  Failure to protect our intellectual property rights could harm our business.

Our efforts to protect our intellectual property may be less effective in some foreign countries where intellectual property rights are not as well protected as in the United States.

We derived a significant portion of our fiscal 2006 net sales from sales in foreign countries, including certain countries in Asia such as Singapore, Taiwan, Japan, Malaysia, China and Korea.  The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries, some of which are countries in which we have sold and in which we expect to continue to sell systems.  For example, Taiwan and China are not signatories to the Patent Cooperation Treaty, which is designed to specify rules and methods for defending intellectual property internationally.  In Taiwan and China, the publication of a patent prior to its filing would invalidate the ability of a company to obtain a patent.  Similarly, in contrast to the United States where the contents of patent applications remain confidential during the patent prosecution process, the contents of a patent application are published upon filing which provides competitors an advanced view of the contents of patent applications prior to the establishment of patent rights.  There is a risk that our means of protecting our proprietary rights may not be adequate in these countries.  Our competitors in these countries may independently develop similar technology or duplicate our systems.  If we fail to protect our intellectual property adequately in those countries, it would be easier for our competitors to sell competing products in those countries.

We will be required to spend significant time, money and other resources to ensure and determine that our internal control over financial reporting is effective.  If we are unable to achieve and maintain effective internal control over financial reporting, the value of your investment in Aviza could decline.

As currently in effect, Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires that beginning with our Annual Report on Form 10-K for our fiscal year ending in September 2007, we must furnish a report on our internal control over financial reporting.  However, the SEC has proposed extending the date by which non-accelerated filers, such as Aviza, must begin furnishing these reports.  This report will contain an assessment by our management of the effectiveness of our internal control over financial reporting and an opinion by our independent registered public accounting firm as to our management’s assessment of our internal control over financial reporting and the effectiveness of our internal control over financial reporting.

We identified material weaknesses in our internal control over financial reporting as of the end of fiscal 2004, and Trikon, with which we completed our merger transaction in December 2005, restated its financial statements in May 2005 as a result of Trikon’s identification of errors which resulted in material weaknesses in its internal control over financial reporting.  As a result of our and Trikon’s identified material weaknesses, we face a significant challenge in ensuring our operations are designed in a manner that is consistent with the framework of internal control established by the Committee of Sponsoring Organization of the Treadway Commission.

Our internal control over financial reporting may not be considered effective if, among other things:

•                  any material weaknesses in our internal control over financial reporting exist;

•                  we fail to evaluate key controls in a timely fashion; or

•                  we fail to remediate assessed deficiencies.

If management asserts that our internal control over financial reporting is ineffective, or if our independent registered public accounting firm expresses an adverse opinion on management’s assessment or that our internal control over financial reporting is ineffective, the value of your investment in Aviza could decline.

Under current law, we will not be required to furnish a report on our internal control over financial reporting until December 2007, and we may not be required to furnish a report on our internal control over financial reporting until December 2008.

We are not currently required to furnish a report on our internal control over financial reporting pursuant to the SEC’s rules under Section 404 as part of the Annual Reports that we file on Form 10-K.  As currently in effect, these rules will apply to us when we file our Annual Report on Form 10-K for our fiscal year ending in September 2007, which we are required to file in December 2007.  However, the SEC has proposed extending the date by which non-accelerated filers, such as Aviza, must begin furnishing these reports.  If this extension goes into effect, we will not be required to furnish a report on our internal control over financial reporting until we file our Annual Report on Form 10-K for our fiscal year ending in September 2008, which we are required to file in December 2008.  As a result, we cannot assure you that our internal control over financial reporting is effective, and you will not have a report from us to that effect until December 2007 at the earliest, and perhaps not until December 2008, and our independent registered public accounting firm may not have to provide their attestation on our management’s report until December 2009.

Our results of operations could be negatively affected by currency fluctuations.

Although our net sales are generally denominated in U.S. dollars and we report our results of operations in U.S. dollars, our Newport, South Wales operations are based in the United Kingdom and most of the operating expenses attributable to those operations are incurred in British pounds.  As a result, a significant portion of our costs are subject to currency fluctuations.  Accordingly, if the British pound increases in value against the U.S. dollar, our operating expenses as a percentage of our net sales will increase and our gross margins will decline.  In addition, our sales in Japan and other foreign service sales are denominated in local currency.  As a result, fluctuations in those local currencies could also have an impact on our results of operations.

Because we have significant operations outside of the United States, we are subject to political, economic and other international conditions that could increase our operating expenses and the regulation of our systems and make it more difficult for us to maintain operating and financial controls.

We have manufacturing facilities in Newport, South Wales, U.K., and sales and service offices in many other countries.  In addition, approximately 64% of our net sales for fiscal 2006 were derived from sales in the Asia Pacific region.  In recent years, Asian economies have been highly volatile and recessionary, resulting in significant fluctuations in local currencies and other instabilities.  Instabilities in Asian economies may continue and recur in the future or instability could occur in other foreign economies, any of which could harm our business, financial condition and results of operations.

Our exposure to the business risks presented by Asian economies and other foreign economies will increase to the extent we continue to expand our global operations.  Our international operations will continue to subject us to a number of risks, including:

•              longer sales cycles;

•              multiple, conflicting and changing governmental laws and regulations;

•              protectionist laws and business practices that favor local companies;

•              price and currency exchange rates and controls;

•              difficulties in collecting accounts receivable;

•              travel and transportation difficulties resulting from actual or perceived health risks, such as Severe Acute Respiratory Syndrome and Avian Influenza, commonly referred to as SARS and Bird Flu, respectively; and

•              political and economic instability.

Any of these risks could harm our business, financial condition and results of operations.

Our operations are subject to health and safety and environmental laws that may expose us to liabilities for noncompliance.

We are subject to a variety of governmental regulations relating to the use, storage, discharge, handling, manufacture and disposal of all materials present at, or are output from, our facilities, including toxic or other hazardous chemical byproducts of the manufacturing processes.  We are also subject to governmental regulations affecting the content, reuse, recycling, distribution and labeling of systems and parts containing hazardous materials.  Environmental claims, or failure to comply with any present or future regulations, could result in significant costs to remediate, the assessment of damages or imposition of fines, the suspension of production of certain systems or the cessation of operations.

New regulations could require the purchase of costly equipment or the incurrence of other significant expenses. Failure to control the use or adequately restrict the discharge of hazardous substances could subject us to future liabilities, which could negatively affect our financial condition and results of operations.

We own and operate a facility located in Scotts Valley, California, or the Scotts Valley Site, which is currently subject to an Administrative Order on Consent, or Consent Order, dated as of July 16, 1991 entered into by Watkins-Johnson Company (now WJ Communications, Inc.), a prior owner of the Scotts Valley Site, and the United States Environmental Protection Agency.  The Scotts Valley Site is listed on the National Priorities List as the “Watkins-Johnson Superfund Site” pursuant to the Comprehensive Environmental Response Compensation and Liability Act.  The contamination on the Scotts Valley Site includes chlorinated solvents in soil and groundwater.  The site is being remediated under the terms of an agreement under which an environmental consultant, ARCADIS Geraghty & Miller International, has agreed to complete the work, and an insurance policy is in place to cover certain remediation costs.  If, however, ARCADIS, WJ Communications and the insurance provider fail to fulfill their obligations, we could be subject to substantial fines and be forced to suspend production, alter manufacturing processes or cease business operations, any of which could harm our business, financial condition or results of operations.

Our ability to use net operating losses to offset future taxable income is subject to limitations.

In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income.  A corporation generally undergoes an “ownership change” if the percentage of stock of the corporation owned by one or more of its 5% stockholders (where all stock owned by stockholders who are not 5% stockholders generally is treated as owned by one or more 5% stockholders) has increased by more than 50 percentage points over a three-year period.

Trikon’s net operating losses are subject to limitations arising from previous ownership changes and will be subject to additional limitations as a result of our merger transaction with Trikon.  Our existing net operating losses also may be subject to limitations, and our merger transaction with Trikon may have resulted in our undergoing an ownership change, thus potentially further limiting our net operating losses.  It is impossible for us to ensure that we will not experience an ownership change in the future because changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code.

Generally, the limitations on our ability to use either our or Trikon’s pre-merger transaction NOLs to offset future taxable income are expected to be significant, and thus our liability for future U.S. federal income taxes may be materially higher than that liability would have been absent such limitations.  Similar rules may apply for foreign and state income tax purposes as well.

Business interruptions could adversely affect our business.

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control.  A disaster could severely damage our ability to deliver our systems to our customers.  In order to manufacture our systems, we will need to maintain and protect our manufacturing facilities and computer systems, many of which will be located in or near our headquarters in Scotts Valley, California.  Scotts Valley is located near a known earthquake fault zone.  Although our facilities are designed to be fault-tolerant, our systems are susceptible to damage from fire, floods, earthquakes, power loss, telecommunications failures and similar events.  Although we maintain general business insurance against interruptions such as fires and floods, we cannot assure you that the amount of coverage will be adequate in any particular case.

Any acquisitions we may make could disrupt business and harm our financial condition.

We may invest in complementary products, companies or technologies.  Such investments involve numerous risks, including:

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

Mergers and acquisitions are inherently subject to significant risks, and our inability to manage these risks effectively could harm our business, financial condition and results of operations.

Our affiliates own a large amount of our common stock, which will limit your ability to influence our corporate activities.

As of September 29, 2006, affiliates of VantagePoint Venture Partners, which we collectively refer to as VantagePoint, and Caisse de dépôt et placement du Québec, which we refer to as CDPQ, owned approximately 47% and 20%, respectively, of our outstanding common stock.  VantagePoint and CDPQ exercise significant influence over our operations, business strategy and the outcome of votes on all matters requiring stockholder approval, including the approval of significant corporate transactions such as mergers or other business combinations.  VantagePoint or CDPQ may have interests that differ from the interests of our other stockholders.  This concentration of ownership may also have the effect of delaying or preventing a change of control of Aviza or discouraging others from making tender offers for shares of our common stock, which could prevent our other stockholders from receiving a premium for their shares.

The price our common stock has been and may continue to be volatile, which may lead to losses by investors or to securities litigation.

The market price of our common stock has been and may continue to be volatile, and our stock price may decline in the future.  For example, for the period from December 2, 2005, the first day that our common stock was publicly traded, through September 29, 2006, the closing price range of our common stock was $3.66 to $6.56 per share.

In addition, in recent years, the stock market in general, and the market for shares of high technology stocks in particular, have experienced extreme price fluctuations, and these fluctuations have frequently been unrelated to the operating performance of the affected companies.  These fluctuations could lead to a decline in the market price of our common stock.  In the past, securities litigation has often been instituted against a company following periods of volatility in its stock price.  This type of litigation, if filed against us, could result in substantial costs and divert management’s attention and resources.

ITEM 1B.                       Unresolved Staff Comments

Not applicable.

ITEM 2.                                Properties

The following table sets forth information concerning our principal real property as of September 29, 2006:

Location	Type	Principal Use	Estimated Square Footage	Property Interest	Expiration Date
Scotts Valley, California	Office, Manufacturing & R&D Process Laboratories	Headquarters, Sales, Customer service, Operations, Manufacturing, R&D and Engineering	213,000	Owned	N/A

Orange, California	Office	Office, Software Test	3,700	Leased	12/31/2009

Newport, South Wales, U.K.	Office, Manufacturing & R&D Process Laboratories	Sales, Customer Service, Operations, Manufacturing, R&D and Engineering	103,000	Leased	3/24/2010

Cwmfelin-fach, South Wales, U.K.	Manufacturing	Manufacturing	20,000	Leased	11/19/2014

Nailsea, New Somerset, U.K.	Manufacturing	Manufacturing	4,500	Leased	3/31/2010

Our Scotts Valley property is encumbered by a mortgage that secures our borrowings under one of our lines of credit.  We are currently exploring the possibility of selling our Scotts Valley property and relocating our headquarters to another location in the San Francisco Bay Area.

We lease a number of smaller properties and field offices located in France, Germany, Scotland, China, Japan, Korea, Malaysia, Singapore and Taiwan.

We believe our current facilities are suitable and adequate to meet current needs.

ITEM 3.                                Legal Proceedings

On April 11, 2006, IPS, Ltd. filed a lawsuit against us in the United States District Court for the Central District of California.  The complaint alleges that we improperly used IPS’s confidential information to develop our Celsior single-wafer processing type atomic layer deposition technology.  We deny the claim.  The complaint is for unspecified monetary damages, injunctive relief and an order rescinding the settlement and distributor agreements that IPS and Aviza entered into in May 2004 in settlement of a prior lawsuit that IPS filed against ASML U.S., Inc. and Aviza in March 2004 relating to assets that we acquired from ASML in October 2003.  We believe that we have complied with the settlement and distributor agreements and that the allegations contained in IPS’s complaint are without merit.  We intend to contest the lawsuit vigorously.

Discovery in the litigation has not yet begun because the parties disagree about the proper forum in which to resolve the claims asserted by IPS.  On May 12, 2006, we filed with the United States District Court for the Northern District of California a petition to compel arbitration in Santa Clara County, California.  On August 3, 2006, Judge Ware of the Northern District of California found that one or more of the claims asserted by IPS was likely arbitrable and ordered the parties to arbitration to determine which claims were properly subject to arbitration.  On October 23, 2006, Judge Cooper of the Central District of California stayed proceedings pending resolution of the question of arbitrability.  The parties are currently in the process of filing their pleadings in the arbitration.

Prior to our merger transaction with Trikon Technologies, Inc., Trikon was a party to an employment lawsuit in France.  On March 10, 2004, Dr. Jihad Kiwan departed Trikon as Director and Chief Executive Officer.  On March 29, 2004 and April 2, 2004, Trikon received letters from a United Kingdom law firm and from a French law firm, respectively, on behalf of Dr. Kiwan, detailing certain monetary claims for severance amounts due to Dr. Kiwan with respect to his employment with Trikon.  On April 28, 2004, Dr. Kiwan filed a lawsuit in France and on June 10, 2004, filed similar proceedings in the United Kingdom.  Dr. Kiwan has subsequently withdrawn the proceedings in the United Kingdom.  We are in the process of vigorously contesting the French claim and do not believe that the outcome of the claim will be material to our business, financial condition or results of operations.

ITEM 4.                                Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.                                Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common stock trades publicly on the Nasdaq Global Market under the symbol “AVZA.”  The following table sets forth the closing high and low prices per share of our common stock as reported by the Nasdaq Global Market for the periods indicated:

Fiscal Year 2006	High	Low

December 2 – December 30	$6.56	$4.61
Second Quarter	5.10	3.98
Third Quarter	5.19	4.16
Fourth Quarter	4.88	3.66

On December 11, 2006, the closing price of our common stock on the Nasdaq Global Market was $4.42 per share.  According to the records of our transfer agent, there were 199 holders of record of our common stock at December 11, 2006.

Dividends

We have never paid cash dividends on our common stock.  The terms of our revolving line of credit with Bank of America, N.A. prohibit us from paying cash dividends on our common stock.  We currently anticipate that we will retain all of our future earnings available for distribution to the holders of our common stock for use in the expansion and operation of our business, and thus do not anticipate paying any cash dividends on shares of our common stock in the foreseeable future.

Sales of Unregistered Securities

From October 1, 2005 through September 29, 2006, our subsidiary, Aviza, Inc., sold an aggregate of 29,075 shares of its common stock to its directors, officers and employees for an aggregate purchase price of $25,219 pursuant to the exercise of options to purchase shares of its common stock that Aviza, Inc. granted to these individuals pursuant to the terms of the Aviza, Inc. 2003 Equity Incentive Plan.  Shares of common stock of Aviza, Inc. converted into the right to receive approximately 0.9 of a share of our common stock in connection with our December 2005 merger transaction with our subsidiary, Trikon Technologies, Inc.

On April 24, 2006, we sold an aggregate of 3,282,275 shares of our common stock to Caisse de dépôt et placement du Québec, a body organized under the laws of the Province of Québec, for an aggregate purchase price of $15,000,000 in a private placement. In connection with and at the closing of this sale, Jerauld J. Cutini, our President and Chief Executive Officer, elected to convert all 10,000 shares of Series B Preferred Stock of our subsidiary, Aviza, Inc., held by him into an aggregate of 238,482 shares of our common stock, and affiliates of VantagePoint Venture Partners elected to convert all 10,000 shares of Series B Preferred Stock of Aviza, Inc. and all 90,000 shares of Series B-1 Preferred Stock of Aviza, Inc. held by them into an aggregate of 2,298,492 shares of our common stock. Pursuant to the terms of Aviza, Inc.’s certificate of incorporation, each share of Series B Preferred Stock and Series B-1 Preferred Stock of Aviza, Inc. was converted into a number of shares of Aviza’s common stock determined by dividing (a) the redemption price of such share of Series B Preferred Stock or Series B-1 Preferred Stock of Aviza, Inc. on the closing date of the offering by (b) $4.57, which is the per-share purchase price that Caisse de dépôt et placement du Québec paid for its shares.

Aviza, Inc.’s and our issuances of securities in the transactions described above were exempt from registration under the Securities Act in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or Section 4(2) of the Securities Act and Regulation D promulgated thereunder, as transactions by an issuer not involving any public offering, as applicable. The recipients of the securities in each of these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.

Equity Compensation Plan Information

The following table sets forth certain information as of December 11, 2006 with respect to shares of our common stock that may be issued upon the exercise of options granted, or available for grant, as applicable, to employees, consultants or members of our board of directors under (i) our Amended and Restated 2005 Stock Plan, which we refer to as our 2005 Stock Plan; (ii) Trikon’s 1991 Stock Option Plan, 1998 Directors Stock Option Plan and 2004 Equity Incentive Plan, as amended, each assumed by us in connection with the merger transaction with Trikon, and (iii) Aviza, Inc.’s 2003 Equity Incentive Plan, as amended, assumed by us in connection with the merger transaction with Trikon.

Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,792,164	$5.08	302,733
Equity compensation plans not approved by security holders	—	—	—
Total	3,792,164	$5.08	302,733

ITEM 6.                                Selected Financial Data

The following selected historical consolidated financial data of the company and the Predecessor, as defined below, should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with Item 8. “Financial Statements and Supplementary Data” included in this report.  Our selected historical consolidated financial data includes the accounts of the Thermal Division of ASML Holding, N.V., a Netherlands corporation, which is referred to in the table below and elsewhere in this report as the Predecessor, for the year ended December 31, 2002 and for the period from January 1, 2003 through October 9, 2003. For a description of our acquisition of the business of the Predecessor, please see Note 1 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” in this report.

The selected consolidated balance sheet data as of December 31, 2002 and October 9, 2003 and the selected consolidated statement of operations data for the year ended December 31, 2002 and the period from January 1, 2003 through October 9, 2003 have been derived from the Predecessor’s audited consolidated financial statements that are not included in this report. The selected consolidated balance sheet data as of September 29, 2006, September 30, 2005 and September 24, 2004 and the selected consolidated statements of operations data for the years ended September 29, 2006, September 30, 2005 and the fiscal period October 7, 2003 through September 24, 2004 have been derived from our audited consolidated financial statements.  Ours and the Predecessor’s historical results are not necessarily indicative of the results to be expected in any future period.

On December 1, 2005, we completed our merger transaction with Trikon.  We accounted for the merger transaction as a purchase of Trikon by us, using the purchase method of accounting. Our financial statements include the balance sheet, results of operations and changes in cash flow of Trikon for all periods after December 1, 2005.

			October 7,	January 1,
			2003	2003
	Fiscal Year Ended		through	through	Year Ended
	September 29,	September 30,	September 24,	October 9,	December 31,
	2006	2005	2004	2003	2002
	Aviza			Predecessor
	(in thousands, exept share and loss per share amounts)
Consolidated Statement of Operations Data:

Net sales	$160,860	$171,209	$77,698	$40,942	$90,527
Cost of goods sold	116,548	144,428	59,716	44,744	119,986
Gross profit (loss)	44,312	26,781	17,982	(3,802)	(29,459)

Operating expenses:
Research and development costs	25,311	21,126	18,311	22,719	34,520
Selling, general and administrative costs	27,312	17,140	17,353	10,999	18,591
In-process research and development	373	—	—	—	—
Goodwill impairment	—	—	—	—	1,852
Total operating expenses	52,996	38,266	35,664	33,718	54,963

Loss from operations	(8,684)	(11,485)	(17,682)	(37,520)	(84,422)
Other income (expense):
Interest income	194	17	22	20	49
Interest expense	(5,517)	(4,017)	(1,334)	—	—
Other income (expense), net	(100)	11	—	(974)	163
Total other income (expense)	(5,423)	(3,989)	(1,312)	(954)	212

Loss before income taxes	(14,107)	(15,474)	(18,994)	(38,474)	(84,210)
Income taxes	581	539	662	568	716

Net loss	$(14,688)	$(16,013)	$(19,656)	$(39,042)	$(84,926)

Loss per share:
Basic and diluted	$(1.31)	$(42.22)	$(96.45)
Weighted average common shares:
Basic and diluted	11,209,200	379,319	203,791

Consolidated Balance Sheet Data (at period end):

Cash and cash equivalents	$10,722	$7,437	$9,429	$—	$—
Total assets	$129,106	$90,909	$85,902	$66,518	$102,328
Long term obligations	$6,256	$17,463	$6,743	—	—
Total liabilities	$90,212	$89,997	$69,335	$38,980	$45,676
Redeemable convertible preferred stock	—	$32,650	$32,650	—	—
Stockholders’ equity (deficit)	$38,894	$(31,738)	$(16,083)	$27,538	$56,652

ITEM 7.                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes that are included elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations of our management that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or elsewhere in this report.

Overview

We design, manufacture, sell and support advanced semiconductor capital equipment and process technologies for the global semiconductor industry and related markets.  We offer both front-end-of-line and back-end-of-line systems and process technologies used in a variety of segments of the semiconductor market using critical thin film formation technologies, including ALD, PVD, CVD, Etch and thermal processing systems.

Our customer base is geographically diverse and includes both integrated device manufacturers and foundry-based manufacturers.  We have a broad installed base, with approximately 2,500 systems in active operation for which we are providing ongoing parts and services worldwide.  We sell our systems globally primarily through a direct sales force and in some instances through local independent sales representatives.  For the fiscal year ended September 29, 2006, two customers, Winbond Electronics Corp. and Inotera Memories Inc., accounted for 24% and 11% of our net sales, respectively, and approximately 74% of our net sales in fiscal 2006 was attributable to our top ten customers.  For the fiscal year ended September 30, 2005, three customers, Inotera Memories, Inc., Infineon Technologies AG and Winbond Electronics Corp., accounted for 43%, 15% and 11% of our net sales, respectively, and approximately 84% of our net sales in fiscal 2005 was attributable to our top ten customers.  For the fiscal period October 7, 2003 through September 24, 2004, Infineon Technologies AG accounted for 16% of our net sales and approximately 59% of our sales was attributable to our top ten customers.  Our largest customers may vary from year to year depending upon, among other things, the customer’s annual budget for capital expenditures, plans for new fabrication facilities and expansions and new system introductions by us.  We expect sales of our systems to relatively few customers will continue to account for a high percentage of net sales during future periods.

Aviza Technology, Inc. was incorporated on December 8, 2004 to facilitate the merger transaction of our subsidiaries, Aviza, Inc. and Trikon Technologies, Inc.  Aviza, Inc. was incorporated on September 18, 2003 by affiliates of VantagePoint as Thermal Acquisition Corporation, a Delaware corporation, for the purpose of acquiring the business of the Thermal Division of ASML Holding, N.V., a Netherlands corporation, which division of ASML is referred to in this discussion as the Predecessor.  On October 10, 2003, Thermal Acquisition Corporation acquired the business of the Predecessor and changed its name to Aviza Technology, Inc., which name was subsequently changed to Aviza, Inc. in connection with the merger transaction with Trikon.

On December 1, 2005, we completed the merger transaction with Trikon, and our common stock is publicly traded on the Nasdaq Global Market under the symbol “AVZA.”  We accounted for the merger transaction as a purchase of Trikon, using the purchase method of accounting.  As a result of the merger transaction, our results of operations include Trikon’s results of operations for all periods after December 1, 2005.  The financial condition, results of operations and changes in cash flows for periods prior to December 2, 2005 presented in the consolidated financial statements included in this report represent the activities of Aviza, Inc.

We are often required to develop systems in advance of our customers’ demand for those systems, and we undertake significant system development efforts in advance of any of our customers expressly indicating demand for our systems. Our system development efforts typically span six months to two years.

We intend to pursue strategic acquisitions of other semiconductor equipment companies and other complementary technologies that we believe will enable us to expand our system offerings in the IC fabrication equipment market.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect our more significant judgments used in the preparation of our consolidated financial statements:

Acquisitions of the Businesses of the Predecessor and Trikon

In connection with our acquisitions of the businesses of the Predecessor and Trikon, we allocated the purchase price associated with the acquisition of the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The valuations of these intangible assets required us to make significant estimates and assumptions.

The critical estimates we used in allocating the purchase price included future expected cash flows from customer contracts, distribution agreements and acquired developed technologies, as well as assumptions about the periods of time the systems would continue to be used in our portfolio of systems.  Our estimates of fair value at the time they were made were based upon assumptions that we believed to be reasonable, but which are inherently uncertain and unpredictable.

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 104 (“SAB 104”), and EITF 00-21. These accounting standards require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria for items (3) and (4) above is based on our judgment regarding the fixed nature of the amounts charged for the systems delivered and the collectability of those amounts.

We often undertake significant system development efforts in advance of any of our customers expressly indicating demand for our systems.  As a result of the length of our sales cycles, our net sales for any period are generally weighted toward systems that we introduced for sale in prior years.  For purposes of revenue recognition, we classify our systems into two categories, “proven technology” and “new technology.”  “Proven technology” systems are those systems with respect to which we have a history of successful installations within a reasonable time frame of delivery and the costs to complete installation do not vary materially from one instance to another.  “New technology” systems are those systems with respect to which we cannot demonstrate that we can meet the provisions of customer acceptance at the time of shipment.

We typically sell equipment and installation services as a bundled arrangement.  In accordance with EITF 00-21, the fair value of installation is determined as the price we charge for similar installation services provided to our customers without regard to the warranty provisions. Upon shipment of “proven technology,” we record revenue upon shipment at the lesser of (i) the residual amount after deducting the fair value of undelivered services from the contractual value or (ii) the non-contingent amount. The remaining contractual revenue is recorded upon successful installation of the system.  Cost of the equipment relating to “proven technology” is recorded upon shipment. To the extent a loss is calculated on shipment due to the foregoing deferral of revenue, a portion of the cost is also deferred to reflect zero gross profit at the time of shipment. The residual revenue, deferred costs and installation costs are recorded upon successful installation of the system. Revenue and cost of equipment relating to “new technology” is deferred until installation and acceptance at the customer’s premises is completed.

The result of these accounting policies is that for “new technology,” our recognition of both revenue and cost of goods sold is delayed until customer acceptance, at which time both revenue and cost of goods sold are recognized in full in determining our gross margin.  However, for “proven technology,” our cost of goods sold may be recognized in full upon shipment, but recognition of a portion of our revenue is delayed until successful installation of the system. This can result in diminished gross margins at the time of shipment.

Revenue from services is recognized as the services are performed. Revenue from prepaid service contracts is recognized ratably over the life of the contract. Revenue from spare parts is recorded upon shipment.

We assess collectability based on the creditworthiness of our customers and past transaction history. We perform ongoing credit evaluations of our customers. In addition, we require collateral from certain of our customers in the form of letters of credit. We have not experienced significant collection losses in the past. However, a significant change in the liquidity or financial position of any one of our customers, especially one or more of our most significant customers, could make it more difficult for us to assess creditworthiness, which could result in a financial loss.

Inventory Valuation

We assess the recoverability of our inventory at the end of each quarter based on assumptions about customer demand and market conditions. Obsolete inventory or inventory in excess of our estimated usage is written down to its estimated market value less costs to sell. The inventory write-downs are recorded as an inventory valuation allowance established on the basis of obsolete inventory or specifically identified inventory in excess of established usage. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our systems and technological obsolescence of our systems. If actual market conditions are less favorable than our projections, we may be required to write down additional inventory.

Warranty

We accrue for the estimated cost of the warranty on our systems as cost of goods sold, which includes the cost of the labor and parts necessary to repair systems during the warranty period. The amounts recorded in the warranty accrual are estimated based on actual historical expenses incurred and on estimated probable future expenses related to our current sales. The warranty service is generally incurred ratably over the warranty period. Our systems typically have warranty periods ranging from one to three years. Our actual warranty costs in the future may vary from our historical warranty costs, which could result in adjustments to our warranty reserves in future periods.

Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our income tax provision (benefit) in each of the jurisdictions in which we operate. This process requires us to estimate our current income tax provision (benefit) and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our balance sheet.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and any ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, if we were to determine that we would not be able to realize all or part of a net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. As of September 29, 2006, we had a full valuation allowance for our net deferred tax assets.

Stock-Based Compensation

Effective October 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”).  SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services.  Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  We previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).

We adopted the modified prospective application method as provided by SFAS 123(R).  Under this method, SFAS 123(R) was applied to new awards and to awards modified, repurchased or cancelled after the effective date.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered, such as unvested stock options, that are outstanding as of the date of adoption will be recognized as the remaining requisite services are rendered.  The compensation cost relating to unvested awards on the date of adoption was based on the grant-date fair value for those awards granted after June 24, 2005, the date of our initial filing of our Form S-4 registration statement relating to our merger transaction with Trikon, and based on the intrinsic values as previously recorded under APB Opinion No. 25 for awards granted prior to that date.

The fair value of each option is estimated at the date of grant using the Black-Scholes option valuation model.  We estimate expected stock price volatility based on historical volatility within a representative peer group.  We use historical data to estimate expected life and forfeiture rates.  The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield.

Prior to our adoption of SFAS 123(R), stock based compensation consisted of the amounts by which the estimated fair value of the common stock underlying the stock options exceeded the exercise price at the date of grant or other measurement date, if applicable.  In determining the fair value of our common stock at the dates of grants of stock awards, we were unable to rely on a public trading market for our common stock.  Therefore, we relied on recent common stock issuances to unrelated third parties or independent third-party valuations of our common stock.

We obtained independent third-party valuations of our common stock as of October 10, 2003, September 24, 2004, December 23, 2004 and June 15, 2005.  The exercise prices of the stock options that we granted prior to the filing of our registration statement on Form S-4 filed in connection with our merger transaction with Trikon were greater than the fair market value of our common stock on the respective dates of grant as determined by these independent third-party valuations.  Accordingly, we have not recorded any stock-based compensation under APB Opinion No. 25.

Results of Operations (in thousands)

The financial information reported in the table below is for the fiscal year ended September 29, 2006 (fiscal 2006), which included 52 weeks, the fiscal year ended September 30, 2005 (fiscal 2005), which included 53 weeks, and the fiscal period from October 7, 2003 through September 24, 2004 (fiscal 2004), which included 50 weeks and five days.

	Fiscal
	2006	2005	2004
Net sales	100%	100%	100%
Cost of goods sold	72%	85%	77%
Gross margin	28%	15%	23%

Operating expenses:
Research and development	16%	12%	23%
Selling, general and administrative	17%	10%	22%
In-process research and development	0%	0%	0%
Total operating expenses	33%	22%	45%
Loss from operations	(5)%	(7)%	(22)%
Other income (expense):
Interest income	0%	0%	0%
Interest expense	(4)%	(2)%	(2)%
Other income (expense), net	0%	0%	0%
Total other income (expense)	(4)%	(2)%	(2)%
Loss before income taxes	(9)%	(9)%	(24)%
Income taxes	0%	0%	1%

Net loss	(9)%	(9)%	(25)%

Net Sales

	Fiscal
	2006	2005	2004
	(in thousands)
Net sales	$160,860	$171,209	$77,698

Net sales for the fiscal year ended September 29, 2006 decreased $10.3 million, or 6%, from the fiscal year ended September 30, 2005.  This decrease was primarily due to the change in status of our RVP-300plus and ALD Pantheon systems from “new technology” to “proven technology” in the first quarter of fiscal 2005, which resulted in our recognition of $29.3 million of revenue during the first quarter of fiscal 2005 which was previously deferred.  Lower unit sales of our RVP-300plus thermal systems in fiscal 2006, due to the timing of re-orders from some of our larger customers, also contributed to the decrease in sales.  Sales of PVD, Etch and CVD systems and incremental service acquired through our merger transaction with Trikon together with sales of the RVP-550 thermal system introduced in fiscal 2006 partially offset these decreases.

During the fourth quarter of fiscal 2006, our ALD Celsior system line became “proven technology,” which resulted in a recognition of $7.3 million of revenue during the fourth quarter, which was previously deferred during fiscal 2006.  Sales of our Celsior systems combined with residual sales of the ALD Pantheon, a system we no longer market, partially offset the ALD Pantheon sales for fiscal 2005.

Net sales for the fiscal year ended September 30, 2005 increased $93.5 million, or 120%, from the fiscal period ended September 24, 2004.  This increase was primarily due to the change in status of our RVP-300plus and ALD systems from “new technology” to “proven technology” in the first quarter of fiscal 2005 for all but one of our customers, for which the RVP-300plus became “proven technology” in fiscal 2004 due to obtaining acceptances from this customer for this system.  The change in status was due to sufficient customer acceptances of these systems in accordance with our revenue recognition policy and resulted in recognition of $29.3 million of revenue that was previously deferred.  In addition, during fiscal 2005, a portion of the sales from our RVP-300plus and ALD systems, except for the one customer noted above, was recognized upon shipment because the status of these systems changed from “new technology” to “proven technology” in the first quarter of fiscal 2005.  This change, in addition to an increase in total unit shipments in fiscal 2005 by 26% over fiscal 2004, primarily due to new customers in Asia, resulted in increased net sales of $65.4 million in fiscal 2005 from fiscal 2004.  These increases were offset by a decrease in spares and service in fiscal 2005 from fiscal 2004 due to lower customer demand.

International net sales accounted for 84%, 87% and 81% of net sales during fiscal 2006, 2005 and 2004, respectively.  We believe that net sales generated outside the United States will continue to increase, with a greater percentage of the world’s semiconductors being manufactured outside the United States.

Gross Profit and Gross Margin

Gross profit is the difference between net sales and cost of goods sold.  Cost of goods sold consists of purchased material, labor and overhead to manufacture equipment or spare parts and the cost of service and factory and field support to customers for warranty, installation and paid service calls.  In addition, the cost of outsourcing the assembly or manufacturing of systems and subsystems to third parties is included in cost of goods sold.  Gross margin is gross profit expressed as a percentage of net sales.

	Fiscal
	2006	2005	2004
	(dollars in thousands)
Gross profit	$44,312	$26,781	$17,982
Gross margin	28%	15%	23%

The increase in gross margin in fiscal 2006 was primarily a result of changes in the mix of the systems that we sold.  During fiscal 2005, over 50% of our net sales were attributable to sales of our lower-margin RVP-300plus thermal systems. During fiscal 2006, the percentage of our net sales attributable to RVP-300plus systems declined to 33%.  In addition, our introduction of our higher-margin ALD Celsior and RVP-550 systems during fiscal 2006 contributed to the increase in our gross margin in fiscal 2006 compared to fiscal 2005.  Gross margins on the PVD, Etch and CVD systems that we acquired in our merger transaction with Trikon were also significantly higher than those for the systems we sold in fiscal 2005.  Service revenue as a percentage of total revenue increased in fiscal 2006, which also contributed to the increase in our gross margin.  Reconfiguration of certain of our systems reduced manufacturing costs, resulting in increased gross margin for those particular systems.  Increased unabsorbed manufacturing costs, related primarily to additions through our merger transaction with Trikon, were partially offset by warranty savings due to lower than expected warranty costs and reduced warranty terms.

The decrease in gross margin in fiscal 2005 was primarily a result of our recognition of zero gross margin on the majority of sales of our RVP-300plus and ALD systems. We recognized zero gross margin for these systems because they became “proven technology” during fiscal 2005, and for “proven technology,” we record revenue upon shipment at the lesser of (i) the residual amount after deducting the fair value of undelivered services from the contractual value or (ii) the non-contingent amount, and only record the remaining contractual revenue upon successful installation of the system. The decrease in gross margin was also due to an increase in the relative amount of RVP-300plus systems we sold during fiscal 2005 because the RVP-300plus systems have lower margins than our other systems. Spare parts and service sales, which have higher gross margins than systems, constituted a much higher portion of our net sales during fiscal 2004 than fiscal 2005. The factors decreasing gross margin were partially offset by higher absorption of fixed manufacturing overhead cost during fiscal 2005 as a result of higher unit system production and the sale of $0.9 million of inventory which had been previously written down.

Research and Development

Research and development expense consists of employment costs attributable to employees, consultants and contractors who primarily spend their time on system design, engineering and process development; materials and supplies used in system prototyping, including wafers, chemicals and process gases; depreciation and amortization expense allocable to research and development activities and facilities; direct charges for repairs to research equipment and laboratories; costs of outside services for facilities; and process engineering support and wafer analytical services.  We also include in research and development expenses associated with the preparation, filing and prosecution of patents and other intellectual property.

	Fiscal
	2006	2005	2004
	(dollars in thousands)
Research and development	$25,311	$21,126	$18,311
Percent of net sales	16%	12%	23%

The increase in research and development costs of approximately $4.2 million, or 20%, in fiscal 2006 over fiscal 2005 is primarily attributable to $6.0 million in costs of ongoing research and development for the PVD, Etch and CVD systems that we acquired through our merger transaction with Trikon.  This increase was partially offset by the effect of a $2.5 million material write-off during fiscal 2005 related to the redesign of our RVP-500 system.  Higher payroll and benefits, depreciation and stock-based compensation expenses combined with lower consulting costs make up the majority of the remaining difference.

The increase in research and development costs in fiscal 2005 over fiscal 2004 was primarily due to a charge of $2.5 million for material originally purchased in anticipation of the engineering design of our RVP-500 system, which had not yet been released to the market. Due to a redesign of this system, we determined this material had no future value and, therefore, wrote it off. The remaining increase in research and development expense was primarily attributable to higher spending on consultants for support of new system engineering programs and facility expense attributable to increased activity for new system development, offset in part by lower payroll and employee benefit costs.

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

	Fiscal
	2006	2005	2004
	(dollars in thousands)
Selling, general and administrative	$27,312	$17,140	$17,353
Percent of net sales	17%	10%	22%

The increase in selling, general and administrative expenses of approximately $10.2 million in fiscal 2006 over fiscal 2005 is primarily the result of increased in-house and third-party representative sales commissions, primarily in China, increased stock-based compensation costs related to the adoption of SFAS 123(R) and increased legal, audit and related costs, increases in costs related to infrastructure built up in foreign subsidiaries and lower bad-debt provision adjustments during fiscal 2006.  In addition, the expenses related to the selling, general and administrative activities of our subsidiary, Trikon, were incremental costs during fiscal 2006 over fiscal 2005.

Selling expense increases of approximately $2.5 million in fiscal 2005 over fiscal 2004, related primarily to domestic and international infrastructure buildup and increased commissions, were partially offset by lower general and administrative costs of approximately $2.1 million related primarily to lower employee compensation costs, lower professional service costs and lower information technology costs because fiscal 2004 included fees and expenses incurred in connection with the establishment of our worldwide corporate legal entities and the establishment of the global information technology infrastructure after acquisition from the Predecessor.  Lower foreign exchange losses and favorable net bad debt adjustments in fiscal 2005 accounted for the remainder of the change between fiscal 2005 and fiscal 2004.

In-Process Research and Development

	Fiscal
	2006	2005	2004
	(dollars in thousands)
In-process research and development	$373	$—	$—

In-process research and development costs incurred during fiscal 2006 were the result of our merger transaction with Trikon in December 2005 and represent the write-off of technology that had not reached technological feasibility at the time of the merger transaction.

Interest Expense

	Fiscal
	2006	2005	2004
	(dollars in thousands)
Interest expense	$5,517	$4,017	$1,334
Percent of net sales	4%	2%	2%

Our interest expense for fiscal 2006, 2005 and 2004 consisted primarily of interest paid on our revolving line of credit, another line of credit which is secured by a mortgage on our land and buildings, amortization of debt issuance costs on our revolving lines of credit and amortization of the fair value of the warrants issued to affiliates of VantagePoint, in consideration for VantagePoint’s agreement to guarantee a portion of our revolving line of credit.  In addition, dividends that accrued on our mandatorily redeemable Series B and B-1 preferred stock were charged to interest expense.

Our aggregate borrowings under our revolving line of credit and mortgage line of credit were $34.7 million as of September 29, 2006, $37.2 million as of September 30, 2005 and $27.9 million as of September 24, 2004. The majority of our debt balance at September 24, 2004 was incurred toward the end of fiscal 2004.  The average interest rate on these borrowings increased from 5.9% and 7.9% in fiscal 2005 to 7.9% and 9.9% in fiscal 2006.  We recorded amortization of debt issuance costs and the fair value of the warrants of $1.7 million, $1.6 million and $0.9 million during fiscal 2006, 2005 and 2004, respectively.  During fiscal 2006 and 2005, we accrued $0.5 million and $0.1 million of dividends, respectively, on our mandatorily redeemable Series B and B-1 preferred stock, which was charged to interest expense.  In connection with the closing of the private placement of 3,282,275 shares of our common stock on April 24, 2006, all outstanding shares of our mandatorily redeemable Series B and B-1 preferred stock were converted into shares of our common stock.  As a result of the conversion, dividends ceased accruing as of April 24, 2006.

Income Taxes

Because we have incurred significant operating losses, we have not recorded any material federal or state income taxes.  We recorded income taxes relating to certain profitable international subsidiaries ranging from $0.5 million to $0.7 million per period for fiscal 2004 through 2006.

Liquidity and Capital Resources

At our inception, affiliates of VantagePoint contributed a cash investment of $32.7 million to acquire the business of the Predecessor and to fund our initial operations.  Subsequently, we have funded our operations through borrowings under our revolving line of credit and our mortgage line of credit as well as from the proceeds of the issuance of shares of our common stock and mandatorily redeemable Series B and Series B-1 preferred stock.  As of September 29, 2006, we had $11.7 million available for additional borrowings under our revolving line of credit, subject to certain conditions, and $5.0 million available for additional borrowings under our mortgage line of credit, subject to our ability to meet certain financial or property zoning criteria.

At September 29, 2006, our cash and cash equivalents were $10.7 million as compared to $7.4 million at September 30, 2005.  The increase in cash and cash equivalents of $3.3 million during fiscal 2006 was due primarily to the sale of 3,282,275 shares of common stock in a private placement for $15.0 million in April 2006 and $7.4 million of cash acquired in our merger transaction with Trikon, net of direct merger costs, which were partially offset by $0.1 million of cash used in operations, net payments of $11.1 million on our revolving line of credit and short-term borrowings, and $6.7 million of cash used to purchase equipment primarily for use in our development and demonstration laboratories and the effect of changes in currency exchange rates on our foreign cash balances of $1.3 million.

We have a revolving line of credit with Bank of America, which consists of a $20.0 million revolving credit facility that is guaranteed by affiliates of VantagePoint and a separate revolving credit facility that provides for borrowings up to $20.0 million based upon a defined borrowing base.  During the quarter ended June 30, 2006, our credit agreement was amended to reduce the interest rate by 0.5% to Bank of America’s prime rate.  A total of $10.0 million of the borrowing availability is subject to an interest rate cap of 8.25%, which is payable monthly.  Our revolving line of credit has a stated maturity of August 11, 2007.  Outstanding borrowings under our revolving line of credit were $28.3 million at September 29, 2006 and $30.4 million at September 30, 2005.  Our revolving line of credit contains certain financial covenants. We were in compliance with these covenants as of September 29, 2006.

We have a $12.0 million line of credit secured by a mortgage on our land and buildings. The borrowings under our mortgage line of credit accrue interest at a rate of LIBOR plus a margin of 5.25%, of which $7.0 million is subject to a LIBOR-based rate capped at 6.75%, and is repayable in monthly principal installments of $23,333 plus interest.  Our mortgage line of credit matures on September 30, 2007.  Outstanding borrowings under our mortgage line of credit were $6.5 million and $6.7 million at September 29, 2006 and September 30, 2005, respectively.  The remaining availability of approximately $5.0 million, which does not increase to reflect repayments under the terms of our mortgage line of credit, may be available to us in the future if we meet certain financial or property zoning criteria.

Our Japanese subsidiary has a revolving line of credit for ¥200 million Japanese Yen (approximately $1.7 million at the exchange rate on September 29, 2006) under which there were no borrowings at September 29, 2006.  Borrowings under this line of credit bear interest at 1.375% per annum.

On April 24, 2006, we entered into a stock purchase agreement with CDPQ, a body organized under the laws of the Province of Quebec, for the private placement of 3,282,275 shares of our common stock for an aggregate purchase price of $15.0 million.  The shares of our common stock sold in this private placement have not been registered under the Securities Act of 1933, as amended.  However, the agreement provides that upon request, we are obligated, subject to certain conditions, to use our reasonable best efforts to (i) prepare and file with the Securities and Exchange Commission a registration statement to enable the resale of the shares and (ii) maintain the effectiveness of the registration statement for the later of (x) the two-year anniversary of the agreement or (y) the date that all the shares become eligible for sale pursuant to Rule 144 under the Securities Act during any 90-day period.

We currently anticipate that our existing cash balances and available borrowings under our existing lines of credit will be sufficient to meet our anticipated cash needs for at least the next 12 months.  However, we may choose to raise additional capital from the sale of debt or equity securities or from other sources in order to support our operations and expansion plans.   We may not be able to obtain any additional capital on acceptable terms, if at all.

Cash Flows from Operating Activities

Cash used in operating activities for fiscal 2006 was $0.1 million.  This consisted primarily of cash used to fund net losses of $14.7 million, which was offset in part by non-cash expenses and expense adjustments (depreciation, amortization, bad debt, common stock warrants, mandatorily redeemable preferred stock dividends, stock-based compensation and losses on disposal of equipment) aggregating $7.8 million.  Net changes in assets and liabilities during fiscal 2006 provided $6.8 million in cash.  This increase in cash was primarily due to a decrease in accounts receivable of $12.5 million, prepaid and other assets of $5.0 million, increases in accounts payable of $6.4 million and accrued liabilities of $1.4 million, which was partially offset by an increase in inventory of $14.2 million and a decrease in warranty liabilities of $4.3 million.

Cash used in operating activities for fiscal 2005 was $13.7 million. This consisted primarily of cash used to fund net losses of $16.0 million, which was offset in part by non-cash expense adjustments (depreciation, amortization, bad debt, mandatorily redeemable preferred stock dividends and fixed asset write-offs) aggregating $4.6 million. Net changes in assets and liabilities during fiscal 2005 used $2.3 million of cash.  Cash was used to fund accounts receivable of $3.0 million relating to increased sales, a $2.1 million increase in prepaid and other assets due primarily to capitalized merger transaction costs and to reduce accrued liabilities by $1.3 million. These uses were offset in part by a decrease in inventory of $2.7 million, and increases in accounts payable of $1.3 million.

Cash Flows from Investing Activities

Cash provided by investing activities for fiscal 2006 was $0.8 million.  This consisted of $13.4 million of cash acquired in our merger transaction with Trikon and $0.2 million in proceeds from the sale of equipment, offset by the direct merger costs of $6.1 million and $6.7 million used to purchase equipment primarily for use in our development and demonstration laboratories.

Cash used in investing activities for fiscal 2005 was $8.8 million. This consisted of $4.0 million to purchase a technology license from Trikon and $4.8 million to purchase property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for fiscal 2006 was $3.9 million.  This consisted of proceeds from the issuance of 3,282,275 shares of our common stock for an aggregate purchase price of $15.0 million which was partially offset by payments of $8.7 million on short-term borrowings assumed in our merger transaction with Trikon.  In addition, we made $2.4 million in net payments on our revolving line of credit and mortgage line of credit.

Net cash provided by financing activities for fiscal 2005 was $20.5 million. This consisted of $9.5 million in net borrowings under our revolving line of credit, $0.5 million in proceeds from other short-term borrowings, $0.2 million in proceeds from the issuance of common stock and $11.0 million in proceeds from the issuance of series B and B-1 preferred stock. These proceeds were partially offset by payments on outstanding debt of approximately $0.7 million.

Off-Balance Sheet Arrangements

As of September 29, 2006, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Obligations

Other than operating leases for certain equipment and real estate, we have no significant off-balance sheet transactions or unconditional purchase obligations.

As of September 29, 2006, our cash obligations and commitments relating to our debt obligations and lease payments were as follows:

	Payments due by period
	Total	Less Than One Year	One to Three Years	Three to Five Years	Greater Than Five Years
	(in thousands)
Bank loan (revolving line of credit)	$28,277	$28,277	$—	$—	$—
Notes payable	6,463	280	6,183	—	—
Operating lease obligations	6,359	2,499	3,299	561	—
Capital lease obligations	148	75	39	34	—

Assuming the interest rates that were in place on September 29, 2006 on the above obligations and commitments were to remain fixed over the next five years, interest expense is estimated to be $3.0 million during the next year. Estimated interest expense for subsequent periods is less than $0.1 million per period.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). The amendments made by SFAS 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004.  The provisions of SFAS 151 will be applied prospectively. Our historical treatment of inventory costs is consistent with SFAS 151, and therefore, adoption of SFAS 151 did not have an effect on our consolidated financial statements.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditioned on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a “conditional asset retirement obligation” if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of a “conditional asset retirement obligation.” FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Adoption of this interpretation did not have an impact on our results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which changes the requirements for the accounting and reporting of a change in accounting principle.  SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions.  SFAS 154 requires that changes in accounting principle be retrospectively applied.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  SFAS 123(R), however, allowed for a modified prospective approach of adoption.  The adoption of this statement did not have any impact on the our consolidated financial statements.

Effective October 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”).  SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services.  Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  We previously applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and provided the pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).  We elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly, we recorded compensation costs as the requisite service rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R).  Under the modified prospective transition method, results for prior periods are not restated.  See Note 2 to the Consolidated Financial Statements for additional disclosures.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting For Income Taxes (“SFAS 109”).  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN No. 48 requires that tax positions previously held which no longer meet the more-likely-than-not recognition threshold should be derecognized in the first financial reporting period in which the threshold is no longer met.  Use of a valuation allowance as per SFAS 109, is no longer an appropriate substitute for the derecognition of a tax position.  The interpretation is effective for fiscal years beginning after December 15, 2006.  We have not yet evaluated the impact of the adoption of FIN No. 48 on the our financial position, results of operations or cash flows.

During the quarter ended September 29, 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value as a market based measurement, creates a GAAP framework for measuring fair value and requires expanded disclosures about fair value measurements.  While this statement does not impose any new fair value measurements, it does apply, with certain exceptions, to other pronouncements that either require or permit fair value measurements.  SFAS 157 defines fair value as a market based measurement between market participants and not as an entity specific measurement.  Fair value is either (1) the price received when selling an asset or (2) the price paid to transfer a liability at the measurement date.  SFAS 157 creates a fair value hierarchy which prioritizes the input that should be used in evaluating the assumptions used in pricing techniques used to measure fair value.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We do not expect the adoption of SFAS 157 to have a significant impact on our results of operations or financial condition.

During the quarter ended September 29, 2006, the Securities and Exchange Commission released Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements (“SAB 108”), which provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 calls for the quantification of errors using both a balance sheet and income statement approach based on the effects of such errors on each of the company’s financial statements and the related financial statement disclosures. SAB 108 is effective for financial statements issued for the fiscal year ending after November 15, 2006. We do not expect the adoption of SAB 108 to have a significant impact on our results of operations or financial condition.

ITEM 7A.                       Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk relates to the increase or decrease in the amount of interest we must pay on our outstanding debt instruments, primarily certain borrowings under our revolving line of credit and our mortgage line of credit. Our revolving line of credit provides up to $40.0 million in available borrowings for working capital requirements and our mortgage line of credit of $12.0 million is secured by a mortgage on our land and buildings. As of September 29, 2006, $28.3 million was outstanding under our revolving line of credit and $6.5 million was outstanding under our mortgage line of credit. Our revolving line of credit bears interest at the bank’s prime rate. The interest rate on our mortgage line of credit is LIBOR plus a margin of 5.25%. We have entered into interest rate cap agreements with financial institutions to protect against significant interest rate fluctuations.  There is a $10.0 million rate cap of 8.25% on our revolving line of credit and a $7.0 million rate cap of 6.75% on our mortgage line of credit. We do not believe that a hypothetical 10% change in the prime rate would have a significant impact on our interest expense.

Our Japanese subsidiary has a revolving line of credit under which it had no borrowings as of September 29, 2006. This revolving line of credit bears interest at 1.375% per annum.

Foreign Currency Risk

To date, our international customer agreements for systems have been denominated primarily in U.S. dollars, and accordingly, we have limited exposure to foreign currency exchange rate fluctuations related to system sales in foreign currencies, except in Japan. Our system sales in Japan are denominated in Japanese Yen, which can result in foreign currency exposure. We had no outstanding system accounts receivable in Japan as of September 29, 2006.

The functional currency for the majority of our various operations in Europe and Asia is the local currency. We are thus subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars with respect to our operations in Europe and Asia. Approximately 35% and 13% of our expenses were incurred in Europe and Asia, where the local currency is the functional currency for fiscal 2006 and fiscal 2005, respectively. We do not believe that a hypothetical change of 10% in any of these foreign currency exchange rates would have a material impact on our consolidated financial position or results of operations.

ITEM 8.                                Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Aviza Technology, Inc.:

We have audited the accompanying consolidated balance sheets of Aviza Technology, Inc. and subsidiaries (the “Company”) as of September 29, 2006 and September 30, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for the years ended September 29, 2006 and September 30, 2005, and the period from October 7, 2003 through September 24, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Aviza Technology, Inc. and subsidiaries at September 29, 2006 and September 30, 2005, and the results of their operations and their cash flows for the years ended September 29, 2006 and September 30, 2005, and the period from October 7, 2003 through September 24, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP

San Jose, California

December 13, 2006

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par amounts and number of shares)

	September 29,	September 30,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,722	$7,437
Accounts receivable, net of allowance of $262 and $564, respectively	26,763	23,630
Inventory	54,499	24,253
Prepaid expenses and other current assets	6,638	11,632

Total current assets	98,622	66,952

PROPERTY, PLANT AND EQUIPMENT—net	25,266	19,569

INTANGIBLE ASSETS—net	4,755	4,000

OTHER ASSETS	463	388

TOTAL	$129,106	$90,909

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Short term borrowings and current portion of note payable	$28,632	$30,724
Accounts payable	30,792	19,397
Warranty liability	10,816	13,599
Accrued liabilities	13,716	8,814
Total current liabilities	83,956	72,534

Mandatorily redeemable preferred stock, Series B and B-1, $100 par value—110,000 shares authorized; 110,000 shares issued and outstanding at September 30, 2005 (liquidation preference of $11,097 at September 30, 2005)	—	11,000

NOTE PAYABLE—Long term	6,256	6,463

Total liabilities	90,212	89,997

COMMITMENTS AND CONTINGENCIES (Note 10)

PREFERRED STOCK, SERIES A, $0.001 PAR VALUE—10,000,000 shares authorized; 5,226,496 shares issued and outstanding at September 30, 2005 (liquidation preference of $32,650 at September 30, 2005)	—	32,650

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.0001 par value - 5,000,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value—100,000,000 shares authorized; 16,150,752 and 475,065 shares issued and outstanding at September 29, 2006 and September 30, 2005, respectively	2	1
Additional paid in capital	88,655	4,040
Accumulated other comprehensive income (loss)	594	(110)
Accumulated deficit	(50,357)	(35,669)
Total stockholders’ equity (deficit)	38,894	(31,738)

TOTAL	$129,106	$90,909

The accompanying notes are an integral part of these consolidated financial statements.

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except shares and loss per share amounts)

			October 7, 2003
	Fiscal Year Ended		through
	September 29,	September 30,	September 24,
	2006	2005	2004

NET SALES	$160,860	$171,209	$77,698
COST OF GOODS SOLD	116,548	144,428	59,716
GROSS PROFIT	44,312	26,781	17,982

OPERATING EXPENSES:
Research and development	25,311	21,126	18,311
Selling, general and administrative	27,312	17,140	17,353
In-process research and development	373	—	—

Total operating expenses	52,996	38,266	35,664

LOSS FROM OPERATIONS	(8,684)	(11,485)	(17,682)

OTHER INCOME (EXPENSES):
Interest income	194	17	22
Interest expense	(5,517)	(4,017)	(1,334)
Other income (expense)—net	(100)	11	—

Total other income (expense)	(5,423)	(3,989)	(1,312)

LOSS BEFORE INCOME TAXES	(14,107)	(15,474)	(18,994)
INCOME TAXES	581	539	662

NET LOSS	$(14,688)	$(16,013)	$(19,656)

Loss per share:
Basic and diluted	$(1.31)	$(42.22)	$(96.45)

Weighted average common shares:
Basic and diluted	11,209,200	379,319	203,791

The accompanying notes are an integral part of these consolidated financial statements.

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE
INCOME (LOSS)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
BALANCE—October 7, 2003	—	$—	$—	$—	$—	$—
Fair value of preferred stock warrants issued for loan guarantee		—	3,500	—	—	3,500
Common stock issued to non employees for services	243,206	1	202	—	—	203

Components of comprehensive loss:

Cumulative translation adjustment		—	—	—	(130)	(130)
Net loss		—	—	(19,656)	—	(19,656)
Total comprehensive loss		—	—	—	—	(19,786)
BALANCE—September 24, 2004	243,206	1	3,702	(19,656)	(130)	(16,083)
Common stock issued to non employees for services	9,004	—	10	—	—	10
Exercise of employee stock options	222,855	—	231	—	—	231
Series B dividends		—	97	—	—	97

Components of comprehensive loss:

Cumulative translation adjustment		—	—	—	20	20
Net loss		—	—	(16,013)	—	(16,013)
Total comprehensive loss		—	—	—	—	(15,993)
BALANCE—September 30, 2005	475,065	1	4,040	(35,669)	(110)	(31,738)
Exercise of employee and director stock options	60,996	—	57	—	—	57
Fair value of common stock warrants issued for loan guarantee		—	251	—	—	251
Conversion of Series A preferred stock to common stock	5,226,496	—	32,650	—	—	32,650
Issuance of common stock, options and warrants in merger with Trikon Technologies, Inc.	4,568,946	—	24,131	—	—	24,131
Conversion of Series B and Series B-1 preferred stock and accrued dividends to common stock	2,536,974	—	11,497	—	—	11,497
Issuance of common stock in private placement	3,282,275	1	14,946	—	—	14,947
Stock-based compensation		—	1,083	—	—	1,083

Components of comprehensive loss:

Cumulative translation adjustment		—	—	—	704	704
Net loss		—	—	(14,688)	—	(14,688)
Total comprehensive loss		—	—	—	—	(13,984)

BALANCE—September 29, 2006	16,150,752	$2	$88,655	$(50,357)	$594	$38,894

The accompanying notes are an integral part of these consolidated financial statements.

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

			October 7, 2003
	Fiscal Year Ended		through
	September 29,	September 30,	September 24,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,688)	$(16,013)	$(19,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,560	2,317	1,772
Amortization	2,158	1,661	986
Fair value of preferred stock warrants issued for loan guarantee	—	—	3,500
Fair value of common stock warrants issued for loan guarantee	251	—	—
Stock based compensation	1,083	—	—
Mandatorily redeemable preferred stock dividend accrued	497	97	—
Loss on disposal of equipment	131	983	—
Provision for (recoveries of) allowance for doubtful accounts	(308)	(452)	1,016
Write off in-process research and development from Trikon	373	—	—
Changes in assets and liabilities:
Accounts receivable	12,525	(2,957)	(4,985)
Inventories	(14,210)	2,721	(6,223)
Prepaid and other assets	4,982	(2,111)	(11,952)
Accounts payable	6,387	1,337	11,440
Warranty liability	(4,278)	20	(2,320)
Accrued liabilities	1,410	(1,335)	1,621
Net cash used in operating activities	(127)	(13,732)	(24,801)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of net assets from ASML	—	—	(24,226)
Cash acquired from Trikon net of direct merger costs	7,366	—	—
Purchases of property and equipment, net	(6,749)	(4,846)	(2,100)
Proceeds from sale of equipment	190	—	—
Purchase of technology license	—	(4,000)	—
Net cash provided by (used in) investing activities	807	(8,846)	(26,326)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from credit lines	(2,176)	9,511	20,926
Net proceeds from mortgage loan	—	—	7,000
Proceeds from other short-term borrowings	—	499	—
Proceeds from the issuance of common stock	15,003	241	203
Proceeds from the issuance of series A, B and B-1 preferred stock	—	11,000	32,650
Payments on mortgage loan	(280)	(257)	—
Payments on other short-term borrowings	(8,658)	(499)	—
Payments on capital lease obligations	(29)	—	—
Net cash provided by financing activities	3,860	20,495	60,779
Effect of exchange rates on foreign cash balances	(1,255)	91	(223)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,285	(1,992)	9,429
CASH AND CASH EQUIVALENTS:
Beginning of period	7,437	9,429	—

End of period	$10,722	$7,437	$9,429
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,246	$2,155	$347
Income taxes paid	$149	$460	$—
Noncash investing and financing activities:
Fair value of preferred stock warrants issued in exchange for loan guarantee	$—	$—	$3,500
Fair value of common stock options and warrants issued in the acquisition of Trikon Technologies, Inc.	$24,131	$—	$—
Equipment acquired under capital lease	$75	$—	$—
Conversion of mandatorily redeemable preferred stock, Series B and Series B-1, and accrued dividends to common stock	$11,594	$—	$—
Conversion of preferred stock, Series A, to common stock	$32,650	$—	$—
Fair value of common stock warrants issued in exchange for loan guarantee	$251	$—	$—
Property and equipment purchases included in accounts payable at end of fiscal year	$485	$327	$—

The accompanying notes are an integral part of these consolidated financial statements.

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                      BACKGROUND AND BASIS OF PRESENTATION

Aviza Technology, Inc. and its subsidiaries (collectively, “Aviza”) design, manufacture, sell and support advanced semiconductor capital equipment and process technologies for the global semiconductor industry and related markets.   Aviza was formerly the Thermal Division of ASML Holding, N.V. (“ASML”), a Netherlands corporation. On September 18, 2003, Aviza was incorporated as Thermal Acquisition Corporation, a Delaware corporation, by VantagePoint Venture Partners and its affiliates (“VPVP”) to acquire the Thermal Division business of ASML (“Predecessor”). There were no operations of Aviza from September 18, 2003 to October 7, 2003.  On October 10, 2003 (“the acquisition date”), Thermal Acquisition Corporation acquired certain assets and liabilities of the Predecessor and changed its name to Aviza Technology, Inc. (the “Company”), at which time Aviza began to operate independently from ASML. Beginning October 10, 2003, Aviza’s consolidated financial statements no longer include an allocated portion of ASML’s corporate service and infrastructure costs. However, during fiscal 2004, Aviza did incur amounts payable to ASML under a transition services agreement, under which ASML provided services such as payroll, record keeping and human resources for Aviza’s international locations.

On December 1, 2005, Aviza, Inc., formerly Aviza Technology, Inc. (“Former Aviza”) completed its merger transaction with Trikon Technologies, Inc. (“Trikon”). The merger transaction was effected through the formation of a new company originally named New Athletics, Inc., which issued shares of common stock in exchange for the outstanding shares of common stock of Trikon and outstanding shares of common and Series A preferred stock of Former Aviza. For accounting purposes, Former Aviza is deemed to have acquired Trikon because, immediately after the merger transaction, former stockholders of Former Aviza owned approximately 56% of the combined company and former stockholders of Trikon owned approximately 44% of the combined company. Each outstanding share of Former Aviza common and Series A preferred stock was exchanged for 0.90043 of a share of New Athletics, Inc. common stock. All common stock and Series A preferred stock and per share amounts for Former Aviza in these financial statements have been adjusted to give retroactive effect to this exchange ratio for all periods presented. Shares of mandatorily redeemable Series B and B-1 preferred stock of Former Aviza were not exchanged in the merger transaction and, accordingly, the related share and per share amounts have not been adjusted.

In connection with the merger transaction, New Athletics, Inc. changed its name to Aviza Technology, Inc., the common stock of which is publicly traded on the Nasdaq Global Market under the symbol “AVZA.”

The following table details the impact of the exchange of shares associated with the merger on December 1, 2005:

	Pre Exchange Shares	Exchange Ratio	Post Exchange Aviza Technology, Inc. Common Shares

Former Aviza:	5,804,446	0.90043	5,226,496
Series A preferred stock	559,889	0.90043	504,140
Common stock	6,364,335

Trikon:
Common stock	15,754,985	0.29	4,568,946

Total post exchange shares			10,299,582

Trikon and Former Aviza continue as subsidiaries of the Company.  The financial information presented in this report represents:

1)                 the financial position of the Company and its subsidiaries as of September 29, 2006;

2)                 the financial position of Former Aviza as of September 30, 2005;

3)                 the results of operations of the Company and its subsidiaries for the fiscal year ended September 29, 2006, including Trikon from December 2, 2005 through September 29, 2006;

4)                 the cash flows of the Company and its subsidiaries for the fiscal year ended September 29, 2006, including Trikon from December 2, 2005 through September 29, 2006;

5)                 the results of operations of Former Aviza for the fiscal year ended September 30, 2005 and the fiscal period October 7, 2003 through September 24, 2004; and

6)                 the cash flows of Former Aviza for the fiscal year ended September 30, 2005 and the fiscal period October 7, 2003 through September 24, 2004.

See Note 3 for additional information related to the merger transaction.

2.                      SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year—Our fiscal year end is the Friday nearest to September 30. As such, the period from October 1, 2005 through September 29, 2006 had 52 weeks, the period from September 25, 2004 through September 30, 2005 had 53 weeks and the period from October 7, 2003 through September 24, 2004 had 50 weeks and 5 days.

Use of Estimates in the Preparation of Consolidated Financial Statements—The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and our subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Cash Equivalents—We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk—Financial instruments that subject us to concentrations of credit risk consist primarily of accounts receivable. Ongoing credit evaluations of customers’ financial condition are performed and the amount of credit is limited when deemed necessary.  One customer accounted for 17% and 23% of accounts receivable at September 29, 2006 and September 30, 2005, respectively.  A different customer accounted for 18% of accounts receivable at September 29, 2006.  Two different customers accounted for 21% and 14% of accounts receivable at September 30, 2005.

Fair Value of Financial Instruments—Carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to their short maturities. The fair value of our debt at September 29, 2006 approximated book value.

Common and Preferred Shares—The share and per share amounts for all of our common and series A preferred stock have been adjusted to give retroactive effect to the 1.0 to 0.90043 per share exchange ratio which occurred in connection with the merger transaction with Trikon in December 2005 (see Note 13). The series B and B-1 preferred stock were not exchanged in the merger transaction and, accordingly, the related share and per share amounts have not been adjusted.

On April 24, 2006, we issued 238,482 and 2,298,492 shares of common stock to our President and CEO and VantagePoint Venture Partners (“VPVP”), our largest shareholder, respectively, in exchange for an aggregate 20,000 shares of mandatorily redeemable Series B preferred Stock and an aggregate of 90,000 shares of mandatorily redeemable Series B-1 preferred stock of Former Aviza, a wholly owned subsidiary of the Company.  The shares of mandatorily redeemable Series B and Series B-1 preferred stock were converted to common shares based upon the redemption value of the mandatorily redeemable Series B and Series B-1 preferred Stock at the date of closing of the private placement with CDPQ divided by the purchase price which CDPQ paid for the private placement ($4.57 per share).  See Note 11.

Revenue Recognition—We recognize revenue when (1) persuasive evidence of an arrangement exits, (2) delivery has occurred or services have been rendered, (3) the price is substantially fixed or determinable, and (4) collectibility is reasonably assured.

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

For purposes of revenue recognition, we classify our products into two categories, “proven technology” and “new technology”. Proven technology systems are those systems where we have a history of successful installations within a reasonable timeframe of delivery and the costs to complete installation do not vary materially from one instance to another. New technology systems are those systems which we cannot demonstrate that we can meet the provisions of customer acceptance at the time of shipment.

We typically sell equipment and installation services as a bundled arrangement. The fair value of installation is determined as the price we charge for similar installation services provided to our customers outside of the warranty provisions. Upon shipment of our proven technology, we record revenue at the lesser of the residual amount of the equipment or the non-contingent amount. The remaining contractual revenue is recorded upon successful installation of the product.

Cost of the equipment is recorded upon shipment. To the extent a loss is calculated on shipment due to the foregoing deferral of revenue, a portion of the cost is also deferred to reflect zero gross profit at the time of shipment. The residual revenue, deferred costs and installation costs are recorded upon successful installation of the product.

Revenue on new technology is deferred until installation and acceptance at the customer’s premises is completed, as we can not demonstrate that we can meet the provisions of customer acceptance at the time of shipment under Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.  Cost of the equipment relating to new technology is also recorded upon customer acceptance.

In the first quarter of fiscal 2005, we changed the status of our RVP-300plus and Pantheon ALD products from new technology to proven technology due to our history of customer acceptance of these products. As a result of this change in status, we recorded $29.3 million of sales relating to these products that were shipped prior to fiscal 2005 and for which revenue had been previously deferred.  During the fourth quarter of fiscal 2006, our Celsior ALD products changed status from new to proven technology based on sufficient customer acceptances.  This resulted in recognition of $7.3 million of revenue during the Fourth quarter, which was previously deferred during fiscal 2006.

Revenue from services is recognized as performed. Revenue from prepaid service contracts is recognized ratably over the life of the contract. Revenue from spare parts is recorded upon shipment.

Warranty—We accrue for the estimated cost of the warranty on our systems, which includes the cost of the labor and parts necessary to repair systems during the warranty period. The amounts recorded in the warranty accrual are estimated based on actual historical expenses incurred and on estimated probable future expenses related to current sales. Systems typically have warranty periods ranging from one to three years. The components of the warranty accrual are as follows:

			October 7, 2003
	Fiscal Year Ended		through
	September 29,	September 30,	September 24,
	2006	2005	2004
	(in thousands)

Beginning warranty accrual	$13,599	$13,533	$15,664
Additional accruals for new shipments	6,914	7,595	5,751
Warranty liability assumed in merger	1,386	—	—
Warranty costs incurred	(6,970)	(7,529)	(7,351)
Change in liability for pre-existing warranties during the period	(4,113)	—	(531)

Ending warranty accrual	$10,816	$13,599	$13,533

Guarantees—In addition to product warranties, we, from time to time, in the normal course of business, indemnify certain customers against third party claims that our products, when used for their intended purposes, infringe the intellectual property rights of such third party or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, we have not made payments under these obligations and no liabilities have been recorded for these obligations on the balance sheet at September 29, 2006 and September 30, 2005, respectively.

Research and Development Costs—Costs relating to research and development are charged to operating expense as incurred.

Advertising Expenses – Costs relating to advertising are charged to operating expenses as incurred. We incurred $12,000, $4,000 and $269,000 for the fiscal years ended September 29, 2006 and September 30, 2005 and the fiscal period October 7, 2003 through September 24, 2004, respectively.

Inventories—Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes production labor, raw materials and manufacturing overhead.

Property, Plant and Equipment—Property, plant and equipment are recorded at cost and are depreciated over average periods of 25 years for buildings and improvements, 5 to 10 years for machinery and equipment, 3 to 7 years for purchased software, and 3 to 15 years for office furnishings, fixtures, vehicles and land improvements utilizing the straight-line method.

Impairment of Long Lived Assets—We evaluate our long-lived assets for indicators of possible impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or discounted estimates of future cash flows. We have not identified any such impairment losses to date.

Goodwill and Intangible Assets—We have no goodwill on our balance sheet at September 29, 2006 or September 30, 2005. We evaluate other intangibles for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  Intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

Licenses	10 to 15 years
Developed technology	10 years
Brands and trademarks	10 years
Customer relationships	10 years
Patents	10 years

Foreign Currency – The majority of our foreign operations have the local currency as the functional currency. For foreign operations with the local currency as the functional currency, local currency denominated assets and liabilities are translated at the year-end exchange rates and revenue, costs and expenses are translated at the average exchange rates during the year. Gains or losses resulting from foreign currency translation are included as a component of other comprehensive loss in the consolidated balance sheet. For foreign operations where the US dollar is the functional currency, foreign currency denominated assets and liabilities are re-measured at the year-end exchange rate except for inventories, prepaid expenses and fixed assets, which are re-measured at the historical exchange rates. Foreign currency denominated revenue, costs and expenses are recorded at the average exchange rates during the year, except for costs and expenses related to items such as inventories and fixed assets, which are re-measured using historical exchange rates. Gains or losses resulting from foreign currency re-measurement are included in operating expenses in the consolidated statements of operations.

Net foreign currency gains (losses) included in operating expenses were $550,000, $(302,000) and $(524,000) for the fiscal years ended September 29, 2006 and September 30, 2005, and the fiscal period October 7, 2003 through September 24, 2004, respectively.

Stock-Based Compensation—Effective October 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”).  SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period.  The measurement of stock-based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk-free interest rate and award cancellation rate.  The input factors to use in the valuation model are based on subjective future expectations combined with management judgment.  If there is a difference between the assumptions used in determining stock-based compensation costs and the actual factors, which become known over time, we may change future input factors used in determining stock-based compensation costs.  These changes may materially impact our results of operations in the period such changes are made.  We previously applied Accounting Principles Board (“APB”) Opinion No. 25. Accounting for Stock issued to Employees, and related interpretations and provided the pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).

We adopted the modified prospective application method as provided by SFAS 123(R).  Under this method, SFAS 123(R) was applied to new awards and to awards modified, repurchased or cancelled after the effective date accordingly prior period amounts have not been restated.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered, such as unvested stock options, that were outstanding as of the date of adoption are being recognized as the remaining requisite services are rendered.  The compensation cost relating to unvested awards at the date of adoption was based on the grant-date fair value for those awards granted after June 24, 2005, the date of the Company’s initial filing of a Form S-4 registration statement relating to the merger transaction as discussed in Note 3 and based on the intrinsic values as previously recorded under APB Opinion No. 25 for awards granted prior to that date.

The fair value of each option is estimated at the date of grant using the Black-Scholes option valuation model.  We estimate expected stock price volatility based on historical volatility within a peer group.  The Company uses historical data to estimate expected life and forfeiture rates.  The risk-free interest rate for the periods within the expected life of the option is based on the U.S. Treasury yield with similar expected life.

Under our stock option plans (Note 14), we may grant options to purchase up to a maximum of 4,844,000 shares of common stock, including outstanding options to employees, directors and consultants at a price not less than the fair market value on the date of the grant.  These options generally vest over four to five years and generally expire seven to ten years from the date of the grant

We recognized stock-based compensation expense of $1,083,000 during the fiscal year ended September 29, 2006.  Due to uncertainty surrounding the realization of the income tax benefit related to stock based compensation expense, there is no related income tax benefit recognized in the consolidated statements of operations recorded for the fiscal year ended September 29, 2006 as a full valuation allowance has been provided against the deferred tax asset.  The estimated fair value of our stock options, less expected forfeiture, is amortized over the awards’ vesting period on a straight-line basis. The modified prospective transition method of SFAS 123(R) requires the presentation of pro forma information, for periods presented prior to the adoption of SFAS 123(R), regarding net loss and net loss per share as if we had accounted for our stock plans under the fair value method of SFAS 123(R).  For pro forma purposes, the fair value of stock options was estimated using the Black-Scholes option valuation model and amortized on a straight-line basis.  The pro forma amounts are as follows:

		October 7,
	Fiscal Year	2003
	Ended	through
	September 30,	September 24,
	2005	2004
Net loss - as reported	$(16,013)	$(19,656)
Deduction: Stock-based employee compensation expense determined under the fair value method	(113)	(32)

Net loss - pro forma	$(16,126)	$(19,688)

Loss per common share:
Basic and diluted - as reported	$(42.22)	$(96.45)

Basic and diluted - pro forma	$(42.51)	$(96.61)

The fair value of our stock options granted in the fiscal years ended September 29, 2006 and September 30, 2005, and the fiscal period October 7, 2003 through September 24, 2004, respectively, was estimated at the date of grant using the following weighted average assumptions:

	Fiscal Year Ended		October 7, 2003 through
	September 29, 2006	September 30, 2005	September 24, 2004
Expected life (years)	5.3	5.0	5.0
Risk-free interest rate	4.5%	4.0%	3.0%
Stock price volatility	74.5%	70.0%	0.0%
Dividend yield	0.0%	0.0%	0.0%

The following table summarizes our stock option activity under our stock option plans as of September 29, 2006 and changes during the fiscal year ended September 29, 2006:

	Number of Shares	Weighted Average Exercise Price

Outstanding—September 30, 2005	1,554,444	$0.95
Options assumed in merger with Trikon	512,401	$21.57
Granted	1,956,000	$5.20
Exercised	(60,994)	$0.94
Forfeited	(170,687)	$19.88

Outstanding—September 29, 2006	3,791,164	$5.08

As of September 29, 2006, there was $4.6 million of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures.  The cost is expected to be recognized over a weighted average period of approximately 1.59 years.

The following table details total stock-based compensation expense for the fiscal year ended September 29, 2006 (in thousands):

Fiscal Year Ended September 29, 2006

Cost of goods sold	$107
Research and development	190
Selling, general and administrative	786
Pre-tax stock-based compensation expense	1,083
Income tax benefits	—

Net stock-based compensation expense	$1,083

The options outstanding and exercisable at September 29, 2006 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Vested and Exercisable	Weighted Average Exercise Price

$0.83 - $0.83	1,130,218	7.38	$0.83	706,024	$0.83
$0.84 - $5.41	1,559,116	6.93	4.16	236,899	2.40
$5.42 - $5.60	815,000	9.23	5.60	151,873	5.60
$5.61 - $10.69	143,240	7.39	8.68	127,256	8.49
$10.70 - $87.07	143,590	5.11	41.99	131,519	44.20

$0.83 - $87.07	3,791,164	7.51	$5.08	1,353,571	$6.57

The aggregate intrinsic value of the options outstanding and the options exercisable at September 29, 2006 was $4,182,000 and $2,714,000 respectively.  The aggregate intrinsic value represents the total pre-tax intrinsic value based on the closing stock price of $3.80 per share at September 29, 2006.  The weighted average remaining contractual life for options exercisable as of September 29, 2006 is 7.52 years.

The weighted average fair value of options on the grant date, as determined under SFAS 123(R), granted during the fiscal years ended September 29, 2006 and September 30, 2005 and the fiscal period October 7, 2003 through September 24, 2004 was $ 3.44, $0.33 and $0.13 per share, respectively.

The fair value of options vested during the fiscal years ended September 29, 2006 and September 30, 2005, and the fiscal period October 7, 2003 through September 24, 2004 was $902,000, $84,000 and $0, respectively.

The total intrinsic value of options exercised during the years ended September 29, 2006 and September 30, 2005, and the fiscal period October 7, 2003 through September 24, 2004 was $175,000, $2,000 and $0, respectively. The total cash received from employees as a result of employee stock options exercises during the years ended September 29, 2006, September 30, 2005, and the fiscal period October 7, 2003 through September 24, 2004 was $57,000, $231,000 and $0, respectively.

Significant Risks and Uncertainties—We participate in a dynamic high technology industry and believe that changes in any of the following areas could have a material adverse effect on our future financial position, results of operations or cash flows: advances and trends in new technologies and industry standards; competitive pressures in the form of new products or price reductions on current products; changes in product mix; changes in the overall demand for products offered by us; changes in third-party manufacturers; changes in key suppliers; changes in certain strategic relationships or customer relationships; litigation or claims against us based on intellectual property, patent, product, regulatory or other factors; fluctuations in foreign currency exchange rates; risk associated with changes in domestic and international economic and/or political regulations; availability of necessary components or subassemblies; disruption of manufacturing facilities; and our ability to attract and retain employees necessary to support its growth.

Recent Accounting Pronouncements—In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). The amendments made by SFAS 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after

November 23, 2004.  The provisions of SFAS 151 will be applied prospectively. Aviza’s historical treatment of inventory costs is consistent with SFAS 151, and therefore adoption of SFAS 151 did not have an effect on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditioned on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a “conditional asset retirement obligation” if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of a “conditional asset retirement obligation.” FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Adoption of this interpretation did not have a material impact on our results of operations or financial condition.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which changes the requirements for the accounting and reporting of a change in accounting principle.  SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions.  SFAS 154 requires that changes in accounting principle be retrospectively applied.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  SFAS No. 123(R), however, allowed for a modified prospective approach of adoption.  We do not expect the adoption of SFAS 154 to have a significant impact on our results of operations or financial condition.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting For Income Taxes (“SFAS 109”).  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN No. 48 requires that tax positions previously held which no longer meet the more-likely-than-not recognition threshold should be derecognized in the first financial reporting period in which the threshold is no longer met.  Use of a valuation allowance as per SFAS 109, is no longer an appropriate substitute for the derecognition of a tax position.  The interpretation is effective for fiscal years beginning after December 15, 2006.  We have not yet evaluated the impact of the adoption of FIN No. 48, on our financial position, results of operations or cash flows.

During the quarter ended September 29, 2006 the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value as a market based measurement, creates a GAAP framework for measuring fair value and requires expanded disclosures about fair value measurements.  While this statement does not impose any new fair value measurements, it does apply with certain exceptions, to other pronouncements that either require or permit fair value measurements.  SFAS 157 defines fair value as a market based measurement between market participants and not as an entity specific measurement.  Fair value is either (1) the price received when selling an asset or (2) the price paid to transfer a liability at the measurement date.  SFAS 157 creates a fair value hierarchy which prioritizes the input that should be used in evaluating the assumptions used in pricing techniques used to measure fair value.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We do not expect the adoption of SFAS 157 to have a significant impact on our results of operations or financial condition.

During the quarter ended September 29, 2006, the Securities and Exchange Commission released Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements (“SAB 108”), which provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 calls for the quantification of errors using both a balance sheet and income statement approach based on the effects of such errors on each of the company’s financial statements and the related financial statement disclosures. SAB 108 is effective for financial statements issued for the fiscal year ending after November 15, 2006. We do not expect the adoption of SAB 108 to have a significant impact on our results of operations or financial condition.

3.       MERGER AND OTHER TRANSACTIONS WITH TRIKON TECHNOLOGIES, INC.

On December 1, 2005, we completed a merger transaction with Trikon, which designs, manufactures and services wafer processing semiconductor manufacturing equipment primarily for semiconductor devices.  Its products are used for chemical and physical vapor deposition and for etch applications and are sold to semiconductor manufacturers worldwide.  We believe that the addition of Trikon broadens our product portfolio and our ability to provide a wider suite of solutions for customer applications.  In accordance with the provisions of SFAS No. 141, we were treated as the acquirer for financial reporting purposes.  In the merger transaction, a wholly owned subsidiary of Aviza was merged with and into Trikon.  Trikon stockholders received 0.29 of a share of Aviza common stock in exchange for each share of Trikon common stock they owned.  A total of 4,568,946 shares of our common stock were issued in exchange for the outstanding common stock of Trikon as of December 1, 2005.  The common stock issued in the transaction was valued using the average closing price of Trikon’s common stock on November 30 and December 1, 2005.

In connection with the merger transaction, we assumed a warrant issued by Trikon to an investor for the purchase of 101,500 shares of common stock (“investor warrants”) with an exercise price of $21.55 per share. In addition, further warrants for the purchase of 15,225 shares of common stock were issued to the placement agent (“placement agent warrants”). The warrants expire October 22, 2007. The warrants may be redeemed at the option of Trikon for $0.34 at any time after the first anniversary of the closing date provided that for any 20 trading days in a 30-day trading period the closing market price exceeds $38.79 for the investor warrants, and $40.34 for the placement agent warrants, and the average daily trading volume of our common stock exceeds 43,500 shares.

In addition, 629,126 shares of common stock were reserved for issuance upon exercise of Trikon common stock options and warrants assumed at December 1, 2005. The fair value of the common stock options and warrants was estimated to be $499,000.  The options and warrants were valued using the Black-Scholes option-pricing model with the following assumptions:

	Common Stock
	Options	Warrants

Dividend yield	0.0%	0.0%
Stock price volatility	72.4%	60.5%
Expected life (months)	56	21
Risk-free interest rate	4.4%	4.4%
Market value per common share	$5.17	$5.17

A summary of the total consideration is as follows (in thousands):

Issuance of Aviza common stock (4,568,946 shares at the price of $5.17 per share)	$23,632
Value of substitute options and warrants to acquire 629,126 shares of Aviza common stock in exchange for all outstanding options and warrants of Trikon	499
Total equity consideration	24,131
Direct merger costs	6,116

Total consideration	$30,247

Direct costs related to the merger totaled $6.1 million.  This amount consisted of $2.7 million for legal services, $1.5 million for accounting and finance services, $1.0 million for services from investment bankers and $0.9 million of other direct costs related to the merger.

Under the purchase method of accounting, the total consideration issued for Trikon common stock, options and warrants as shown in the table above is allocated to the Trikon tangible and intangible assets, and liabilities based on their estimated fair values as of the date of the merger transaction.  The information is based on management determining the fair value with the assistance of valuation performed by external valuation professionals.  The allocation of total consideration to Trikon’s tangible and intangible assets is set forth in the following table (in thousands):

Trikon historical net book value		$30,565
Estimated fair value adjustments:
Inventory to fair value	1,492
Property, plant and equipment	13,439
Deferred income, net of related costs	3,524
Deferred rent	583
Accrued liabilities	(241)
Intangible assets:
Customer relationships	2,126
Brands and trademarks	940
Patents	744
Developed technology	6,673
In-process research and development	3,615
Licenses	253
Total estimated fair value of intangible assets	14,351
Total fair value adjustments		33,148
Fair value of net assets acquired		63,713
Excess of fair value of net assets over consideration		(33,466)

Total consideration		$30,247

In accordance with generally accepted accounting principles, the excess of the fair value of Trikon’s net assets over the consideration given has been allocated as a pro rata reduction of the amounts that would otherwise have been allocated to Trikon’s non-current assets acquired.  The allocation of the excess fair value is as follows (in thousands):

Property, plant and equipment	$20,594

Customer relationships	1,907
Brands and trademarks	843
Patents	667
Developed technology	5,985
In-process research and development	3,243
Licenses	227
Allocation of excess fair market value to intangibles	12,872

Excess fair market value of net assets over consideration	$33,466

After allocation of the excess fair market value, the value of the intangibles acquired via the merger is as follows (in thousands):

Customer relationships	$219
Brands and trademarks	97
Patents	77
Developed technology	687
In-process research and development	373
Licenses	26

Total intangibles acquired	$1,479

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

The write-ups and write-downs of Trikon’s assets to fair value for financial reporting purposes resulted in a difference for income tax reporting.  This fair value write-up of inventory and intangibles, as well as the reduction of deferred income, deferred rent and certain accrued liabilities was not recorded for tax purposes due to the merger transaction being a tax-free transaction.  This will cause us to have less revenue and more expenses for financial statement purposes than for tax purposes with respect to these items.   As a result, we recorded a net current deferred tax liability of $1.6 million relating to these items.  Similarly, the write-down of Trikon’s property, plant, and equipment, as well as the reduction of certain accrued liabilities to fair value for financial reporting purposes results in a difference for income tax reporting purposes. This will cause us to have less depreciation and other expenses for financial statement purposes than for tax purposes with respect to these items.   As a result, we recorded a deferred tax asset of $1.6 million relating to these items.

A deferred tax asset of $35.5 million was recorded as part of the merger representing future tax deductions (primarily net operating loss carry forwards), which can only be realized to the extent of future taxable income.  At September 29, 2006, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize its net deferred tax assets in excess of the deferred tax liabilities recorded in relation to the write-up of inventory and intangibles to fair value at the merger date described above.  Accordingly, the net deferred tax assets have been offset in full by a valuation allowance at September 29, 2006.  If the valuation allowance in subsequently recognized, the tax benefits will be applied first to reduce to zero other non-current intangible assets related to the acquisition and second to reduce income tax expense.

On March 14, 2005, we entered into a joint development agreement with Trikon related to the development of control software to be used in certain of the Company’s products.  As part of the agreement, we paid a $4.0 million license fee and agreed to pay royalties based on sales of the licensed product.  The license has an estimated life of 10 years. In connection with the merger transaction, no royalty payments will be made, and the $4.0 million license fee is amortized over the 10-year estimated life of the license.

Pro Forma Financial Information for the Acquisition of Trikon

The following unaudited pro forma financial information presents the combined results of our operation and Trikon as if the acquisition of Trikon had occurred as of the beginning of the periods presented.  The pro forma results combine our results and the historical results of Trikon as follows:

Aviza Reporting Peridod	Trikon Period Included in Pro Forma Data

Fiscal Year Ended September 29, 2006	October 1, 2005 - December 1, 2005
Fiscal Year Ended September 30, 2005	Year ended September 30, 2005
Fiscal Period October 7, 2003 through September 24, 2004	October 1, 2003 - September 30, 2004

The results of operations of the former Trikon business have been included in the results of our operations from the December 1, 2005 merger date.

The unaudited pro forma financial information includes adjustments for periods included related to amortization of purchased intangibles, depreciation of purchased fixed assets, elimination of deferred rent liability and the elimination of intercompany activity that would have been recorded if the acquisition had occurred at the beginning of the period presented.  The pro forma financial information for the combined entities has been prepared for comparative purposes only and is not necessarily indicative of what the actual results may have been if the acquisition had in fact occurred at the beginning of the period presented or to future results.  Pro forma results for the fiscal years ended September 29, 2006 and September 30, 2005, and the fiscal period October 7, 2003 through September 24, 2004 were (in thousands except per share amounts):

			October 7,
			2003
	Fiscal Year Ended		through
	September 29,	September 30,	September 24,
	2006	2005	2004

Net sales	$167,993	$205,249	$113,811

Net loss	$(16,146)	$(30,068)	$(34,965)
Net loss per share:
Basic and diluted	$(1.26)	$(2.96)	$(3.50)
Shares used in computing per share amounts:
Basic and diluted	12,851	10,175	9,998

4.       INVENTORY

Inventories consist of the following (in thousands):

	September 29,	September 30,
	2006	2005
Raw materials	$29,414	$14,149
Work in progress	21,337	10,104
Finished goods and evaluation systems	3,748	—

Total inventory	$54,499	$24,253

5.             PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	September 29,	September 30,
	2006	2005
Debt issuance costs (Note 8)	$733	$2,079
Deferred installation costs (Note 2)	1,301	3,685
Acquisition costs	—	4,112
Taxes	2,003	312
Other	2,601	1,444

Total prepaid expenses and other current assets	$6,638	$11,632

Acquisition costs represent costs incurred in connection with the Trikon merger which were included in the purchase price upon closing of the merger.

6.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	September 29, 2006	September 30, 2005

Land	$1,839	$1,839
Buildings and improvements	12,047	11,330
Machinery and equipment	12,947	6,677
Office furnishings, fixtures and equipment	2,659	1,420
Construction in process	2,840	2,213
Total	32,332	23,479
Accumulated depreciation	(7,066)	(3,910)

Net property, plan and equipment	$25,266	$19,569

Depreciation expense has been included in the statements of operations as follows (in thousands):

			October 7,
			2003
	Fiscal Year Ended		through
	September 29,	September 30,	September 24,
	2006	2005	2004

Cost of goods sold	$705	$658	$756
Operating expenses	2,855	1,659	1,016

Total depreciation expense for the period	$3,560	$2,317	$1,772

7.       INTANGIBLE ASSETS

Intangible assets are recorded at cost, net of accumulated amortization, and are amortized over their estimated useful lives (ranging from ten to fifteen years), using the straight-line method. Intangible assets at September 29, 2006 and September 30, 2005 consist of (in thousands):

	September 29, 2006			September 30, 2005
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Licenses	$4,026	$(268)	$3,758	$4,000	$—	$4,000
Developed technology	694	(58)	636	—	—	—
Brands and trademarks	96	(8)	88	—	—	—
Customer relationships	220	(18)	202	—	—	—
Products	78	(7)	71	—	—	—

	$5,114	$(359)	$4,755	$4,000	$—	$4,000

Amortization expenses relating to all intangibles, excluding in-process research and development acquired from Trikon (Note 3), was $344,000. There was no amortization of intangibles during fiscal 2005 or the fiscal period October 7, 2003 through September 24, 2004.  Based on the intangible assets recorded at September 29, 2006, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining amortization expense is expected to be as follows:

Fiscal Year Ending
September 28, 2007	$511
September 26, 2008	511
September 25, 2009	511
September 24, 2010	511
September 30, 2011	511
Thereafter	2,200

$4,755

8.       BORROWING FACILITIES

Borrowings consist of the following (in thousands):

	September 29, 2006	September 30, 2005

Bank loans (revolving line of credit)	$28,277	$30,444
Note payable	6,463	6,743
Capital lease obligations	148	—
Total	34,888	37,187
Less: current portion	28,632	30,724

Long-term portion	$6,256	$6,463

Revolving Line of Credit—As of September 29, 2006, we have a line of credit agreement, under which we may borrow up to $40,000,000. A total of $20,000,000 of the line is secured by first priority liens on all of our existing and future acquired assets, the remaining portion of the line is guaranteed by our largest shareholder, VPVP. The facility has a stated maturity of August 11, 2007. On May 30, 2006, the line of credit agreement was amended, reducing the interest rate by 0.5%, to the bank’s prime rate, which is payable monthly. The terms of the line of credit agreement prohibit us from paying cash dividends on our common stock. Under the terms of the agreement, we are required to meet certain financial covenants.

We were in compliance with the financial covenants as of September 29, 2006. At September 30, 2005, we were in violation of certain covenants. Based on VPVP’s guarantee that it would not require reimbursement from the Company prior to September 30, 2006 should VPVP be required to make any payment under the guarantee, as of December 1, 2005, the bank waived our non-compliance under the agreement at September 30, 2005. The line of credit agreement has subsequently been amended to include us as obligor and the covenants reset.  In connection with the merger transaction with Trikon, VPVP continued its guarantee under the line of credit.  We issued VPVP warrants to purchase 290,000 shares of common stock in connection with its continued guarantee.  In December 2006, VPVP agreed that in the event it is required to make a payment under its guarantee, it would not require reimbursement from us prior to December 31, 2007 unless we have sufficient funds to repay any amount paid by VPVP.  Borrowings under this credit line were $28.3 million at September 29, 2006.

A subsidiary of ours has a revolving line of credit for 200,000,000 Japanese Yen (approximately $1.7 million, at the exchange rate on September 29, 2006) under which there were no borrowings at September 29, 2006. The credit line bears interest at 1.375% per annum.

Notes Payable

Mortgage—Our mortgage line of credit is secured by land and buildings and matures on September 30, 2007. The debt carries interest calculated as the sum of LIBOR rates plus a margin of 5.25% and is repayable in monthly principal installments of $23,333 plus interest. The effective interest rate at September 29, 2006 and September 30, 2005 was 10.625% and 9.0%, respectively.

Under the provisions of the revolving line of credit and the mortgage line of credit, we are required to maintain interest rate protection on a portion of our indebtedness. To satisfy this obligation, in August 2004 and September 2004, we entered into interest rate cap agreements with financial institutions for a total notional amount of $17,000,000, expiring on October 10, 2006 and August 6, 2007, respectively. Under the revolving line of credit agreement, we continue to pay interest at the bank’s prime rate (8.25% at September 29, 2006); however, the maximum rate is set at 8.25%. Under the note payable we continue to pay interest at LIBOR rates plus a margin of 5.25%; however, the maximum rate for the LIBOR component is 6.75%. Any changes in the fair value of the interest rate caps is charged to or credited to interest expense.  During September 2006, Aviza extended the rate cap agreement set to expire on October 10, 2006 through October 10, 2007.  At September 29, 2006 and September 30, 2005, the fair value of the interest rate caps was $7,000 and $14,000, respectively.

The Company’s debt maturities are as follows (in thousands):

Fiscal Year ending
September 28, 2007	$28,632
September 26, 2008	6,203
September 25, 2009	19
September 24, 2010	19
September 30, 2011	15

Total	$34,888

Loan Guarantee-Warrants

Prior to the merger transaction with Trikon, Former Aviza granted warrants to VPVP to purchase an aggregate of $20 million of Series A preferred stock at the price of $5.625 per share.  Former Aviza allocated approximately $3.5 million of the line of credit to the warrants and is amortizing the amount to interest expense over the term of the debt.  These warrants were cancelled as part of the merger transaction.

In exchange for its continued guarantee of a portion of the Company’s bank line of credit, on December 1, 2005, Aviza issued warrants to purchase 290,000 shares of common stock at $31.03 per share to VPVP.  The warrants have a term of four years.  The warrants were valued using the Black-Scholes option valuation model and the following assumptions:

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

The total amount allocated to the debt associated with the above-mentioned warrants, as determined using the Black-Scholes option valuation method was approximately $3.8 million. In addition an aggregate fee of $1,147,000 was paid to the lenders for the revolving line of credit and property mortgage.  These amounts are being charged to interest expense on a method approximating the interest method over the lives of the related loans.  The unamortized portion of these costs is recorded as prepaid expenses and other current assets, and other assets of $733,000 and $0 at September 29, 2006 and $2,079,000 and $131,000 at September 30, 2005.

During the fiscal years ended September 29, 2006 and September, 30, 2005, and the fiscal period October 7, 2003 through September 24, 2004, we recorded $1,728,000, $1,614,000 and $862,000, respectively, related to amortization of the debt issuance and warrant costs.  The amortization is recorded in interest expense.  Estimated future amortization of these charges consists of the following (in thousands):

Fiscal Year Ending

September 28, 2007	$733

9.       ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	September 29, 2006	September 30, 2005

Accrued payroll and payroll taxes	$4,584	$2,766
Deferred revenue	2,023	545
Other accruals	7,109	5,503

Total	$13,716	$8,814

10.     COMMITMENTS AND CONTINGENCIES

On April 11, 2006, IPS, Ltd. filed a lawsuit against us in the United States District Court for the Central District of California. The complaint alleges that we improperly used IPS's confidential information to develop our Celsior single-wafer processing type atomic layer deposition technology. We deny the claim.  The complaint is for unspecified monetary damages, injunctive relief and an order rescinding the settlement and distributor agreements that IPS and Aviza entered into in May 2004 in settlement of a prior lawsuit that IPS filed against ASML U.S., Inc. and Aviza in March 2004 relating to assets that we acquired from ASML in October 2003.  We believe that we have complied with the settlement and distributor agreements and that the allegations contained in IPS’s complaint are without merit.  We intend to contest the lawsuit vigorously.

Discovery in the litigation has not yet begun because the parties disagree about the proper forum in which to resolve the claims asserted by IPS.  On May 12, 2006, we filed with the United States District Court for the Northern District of California a petition to compel arbitration in Santa Clara County, California.  On August 3, 2006, Judge Ware of the Northern District of California found that one or more of the claims asserted by IPS was likely arbitrable and ordered the parties to arbitration to determine which claims were properly subject to arbitration.  On October 23, 2006, Judge Cooper of the Central District of California stayed proceedings pending resolution of the question of arbitrability.  The parties are currently in the process of filing their pleadings in the arbitration.

Prior to the merger transaction with Trikon Technologies, Inc., Trikon was a party to an employment lawsuit in France.  On March 10, 2004, Dr. Jihad Kiwan departed Trikon as Director and Chief Executive Officer.  On March 29, 2004 and April 2, 2004, Trikon received letters from a United Kingdom law firm and from a French law firm, respectively, on behalf of Dr. Kiwan, detailing certain monetary claims for severance amounts due to Dr. Kiwan with respect to his employment with Trikon.  On April 28, 2004, Dr. Kiwan filed a lawsuit in France and on June 10, 2004, filed similar proceedings in the United Kingdom.  Dr. Kiwan has subsequently withdrawn the proceedings in the United Kingdom.  We are in the process of vigorously contesting the French claim and do not believe that the outcome of the claim will be material to our business, financial condition or results of operations.

Our Scotts Valley location is a federal Superfund site. Chlorinated solvent and other contamination was identified at the site in the early 1980’s, and by the late 1980’s Watkins Johnson Corporation (“WJ”) (a previous owner of the Company) had installed a groundwater extraction and treatment system. In 1991, WJ entered into a consent decree with the United States Environmental Protection Agency providing for remediation of the site. In July 1999, WJ signed a remediation agreement with an environmental consulting firm, ARCADIS Geraghty and Miller (“ARCADIS”). Pursuant to this remediation agreement, WJ paid approximately $3 million in exchange for which ARCADIS agreed to perform the work necessary to assure satisfactory completion of WJ’s obligation under the consent decree. The agreement also includes a cost overrun guaranty from ARCADIS up to a total project cost of $15 million. In addition, the agreement included procurement of a ten-year, claims-made insurance policy to cover overruns of up to $10 million from American International Specialty (“AIS”), along with a ten-year, claims made $10 million policy to cover unknown pollution conditions at the site.

Failure of WJ, ARCADIS, or AIS to fulfill their obligations may subject the Company to substantial fines, and the Company could be forced to suspend production, alter manufacturing processes or cease business operations, any of which could have a material negative effect on the Company’s sales, income and business operations.

Management believes that the likelihood of the failure of WJ, ARCADIS or AIS is remote and that any remaining or uninsured environmental liabilities will not have a material effect on the Company’s results of operations or financial position.

During the fiscal years ended September 29, 2006 and September 30, 2005, and the fiscal period October 7, 2003 through September 24, 2004, $9,000, $29,000 and $106,000, respectively, were recorded as charges to cost of goods sold as a result of losses on cancelled purchase commitments.

We are the lessee under several operating leases primarily for office, equipment rentals and research space. Future minimum rental payments under such operating leases that have noncancelable terms are as follows (in thousands):

Fiscal Year Ending

September 28, 2007	$2,499
September 26, 2008	1,964
September 25, 2009	1,335
September 24, 2010	553
September 30, 2011	8

Total	$6,359

Rent expense for the fiscal years ended September 29, 2006, and September 30, 2005, and the fiscal period October 7, 2003 through September 24, 2004 was $3,276,000, $1,883,000, and $1,466,000, respectively.

11.     MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

Former Aviza, a wholly owned subsidiary of the Company, sold 20,000 shares of Series B and 90,000 shares of Series B-1 preferred stock for $100.00 per share on March 11, 2005 and September 27, 2005, respectively.

Significant terms of the mandatorily redeemable convertible preferred stock (“Series B and B-1 preferred stock”) are as follows:

•      The Purchasers were VantagePoint Venture Partners IV(Q), L.P., VantagePoint Venture Partners IV, L.P., VantagePoint Venture Partners IV Principals Fund, L.P. and Jerauld J. Cutini (only with respect to the Series B preferred stock).

•      The shares are redeemable at any time. The Company may, by written notice to the holders of the Series B and B-1 preferred stock, provided that funds are legally available to do so, redeem in whole or in part the then outstanding shares of Series B and B-1 preferred stock by paying cash therefor a sum per share equal to the original issuance price (as adjusted for any stock dividends, combinations or splits with respect to such shares) plus all accrued but unpaid dividends on such shares. The Company will redeem, from any source of funds legally available therefore, the Series B and B-1 preferred stock on the second anniversary of the original issuance date of each series.

•      Each share of Series B and B-1 preferred stock is convertible at the option of the holder into any new securities that we or any our controlling parent corporation may sell after the original issuance date on the date that such new securities are issued. For purpose of any such conversion, each share of Series B and B-1 preferred stock is valued at the Series B and B-1 preferred stock redemption price as of the date of such conversion.

•      The holders of shares of Series B and B-1 preferred stock have no voting rights, except as required by law.

•      The holders of shares of Series B and B-1 preferred stock are entitled to receive dividends, out of any assets legally available therefor, prior and in preference to any declaration or payment of any dividend (payable other than in common stock) to any other class or series of our stock, at the rate of 8% of the original issue price per annum on a cumulative basis on each outstanding share of Series B and B-1 preferred stock commencing on the original issuance date of each series, which dividends compound on an annual basis. Such dividends are payable in full upon the earliest to occur of (i) the date of any redemption of the Series B and B-1 preferred stock or (ii) immediately upon the closing of a firmly underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended.

•      In the event of any liquidation, the holders of shares of Series B and B-1 preferred stock are entitled to receive, prior and in preference to any distribution of any of our assets to the holders of any other capital stock, an amount equal to the original issue price (adjusted for stock dividends, combinations, and splits) plus all accrued but unpaid dividends on the Series B and B-1 preferred stock for each share of Series B and B-1 preferred stock held by them immediately prior to such liquidation. If upon liquidation, our assets are insufficient to make payment in full to all holders of Series B and B-1 preferred stock, then such assets shall be distributed among the holders of Series B and B-1 preferred stock then outstanding, ratably in proportion to the full amounts due to them.

On April 24, 2006, the Company sold 3,282,275 shares of its common stock to Caisse de dépôt et placement du Québec (“CDPQ”), a body organized under the laws of the Province of Quebec, in a private placement.  In connection with the closing of this transaction, the Company issued 238,482 and 2,298,492 shares of common stock to our President and CEO and affiliates of VantagePoint Venture Partners (“VPVP”), the Company’s largest shareholder, respectively, in exchange for an aggregate 20,000 shares of Series B preferred stock and an aggregate of 90,000 shares of Series B-1 preferred stock of Former Aviza, a wholly owned subsidiary of the Company.  The shares of Series B and Series B-1 preferred stock were converted to common shares based upon the redemption value of the Series B and Series B-1 preferred stock at the date of closing of the private placement with CDPQ divided by the purchase price which CDPQ paid for the private placement ($4.57 per share).  The following table summarizes the conversion of the Series B and Series B-1 preferred stock (in thousands, except number of shares and par value per share):

Former Aviza Preferred Stock Classification	Pre-Conversion Shares	Par Value/ Shares	Par Value of Preferred Stock	Accrued Unpaid Dividends	Redemption Value of Preferred Stock	Private Placement Price Per Common Share	Common Shares Issued on Conversion
Series B	20,000	$100.00	$2,000	$180	$2,180	$4.57	476,964
Series B-1	90,000	$100.00	$9,000	$414	$9,414	$4.57	2,060,010

	110,000		$11,000	$594	$11,594		2,536,974

12.     REDEEMABLE CONVERTIBLE PREFERRED STOCK

On October 7, 2003, the Company sold 5,226,496 shares of Series A preferred stock for $6.25 per share.

Significant terms of the redeemable convertible preferred stock (“Series A preferred stock”) are as follows:

•      The shares are redeemable at any time on or after October 1, 2008, but within 30 days after the receipt by us a written request from the holders of not less than a majority of the then outstanding shares of Series A preferred stock that all or some of the shares be redeemed.

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

•      The holders of each share of Series A preferred stock have the right to one vote for each share of the common stock into which such share of Series A preferred stock could then be converted and have the full voting rights and powers equal to the voting rights and powers of the holders of common stock.

•      When and if declared by the Board of Directors, holders of Series A preferred stock are entitled to receive dividends at the rate of 6% of the original issue price per annum, on a noncumulative basis, before any dividends to common stockholders. At the election of each shareholder, the dividend may be in the form of shares of Series A preferred stock or in cash.

•      In the event of our liquidation, Series A preferred stockholders are entitled to receive an amount equal to the greater of (i) the original issue price plus all accrued but unpaid dividends on such shares or (ii) such amount as would have been payable in respect of the shares of common stock issuable upon conversion of such shares.

•      In the event of our liquidation, each holder of the Series A preferred stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of Aviza to the holders of common stock, an amount equal to the original price (adjusted for stock dividends, combinations, and splits) plus all accrued but unpaid dividends on the Series A preferred stock for each share of Series A preferred stock held by them immediately prior to such liquidation. If upon liquidation, our assets are insufficient to make payment in full to all holders of Series A preferred stock, then such assets are distributed among the holders of Series A preferred stock then outstanding, ratably in proportion to the full amounts due to them.

As part of the merger transaction with Trikon, the Series A preferred stock outstanding at the time of the merger was exchanged for 5,226,496 shares of Aviza common stock.

13.     STOCKHOLDERS’ EQUITY

Common Stock—At September 29, 2006, we had the following common stock reserved for issuance related to the following:

Common stock warrants	406,725
Stock options outstanding and available for future grant	4,093,897

On December 1, 2005, we closed a merger transaction with Trikon Technologies, Inc.  In the merger transaction, a wholly owned subsidiary of the Company was merged with and into Trikon.  Trikon shareholders received 0.29 of a share of Aviza common stock in exchange for each share of Trikon common stock they owned.  A total of 4,568,946 shares of Aviza common stock were issued in exchange for the outstanding common stock of Trikon as of December 1, 2005.  The common stock issued in the transactions was valued using the average closing price of Trikon’s common stock on November 30 and December 1, 2005.

In connection with the merger with Trikon, 5,804,446 shares of Series A and 559,889 shares of common stock of Former Aviza were exchanged for 5,226,496 and 504,140 shares of common stock of the Company (see Note 1), respectively.

On April 24, 2006, the Company entered into a Stock Purchase Agreement with Caisse de dépôt et placement du Québec (“CDPQ”), a body organized under the laws of the Province of Quebec, for the private placement of 3,282,275 shares of the Company’s common stock for an aggregate purchase price of $15,000,000.  The common shares sold have not been registered under the Securities Act of 1933.  However, the agreement provides that upon request, the Company is obligated, subject to certain conditions, to use its reasonable best efforts (i) to prepare and file with the Securities and Exchange Commission a registration statement to enable the resale of the shares and (ii) to maintain the effectiveness of the registration statement, in each case, for the later of (x) the two-year anniversary of the agreement or (y) the date that all the shares become eligible for sale pursuant to Rule 144 under the Securities Act during any 90-day period.  In addition, in connection with the closing of the private placement, all outstanding shares of Series B and Series B-1 preferred stock of the Company’s subsidiary, Aviza, Inc., and accrued but unpaid dividends on those shares converted into an aggregate of 2,536,974 shares of the Company’s common stock, representing the same per-share price as in the private placement.

Warrants—Prior to the merger transaction, Former Aviza granted warrants to VPVP to purchase an aggregate of $20 million of Series A preferred stock at a price of $5.625 per share.  Former Aviza allocated approximately $3.5 million of the line of credit to the warrants and is amortizing the amount to interest expense over the term of the debt.  These warrants were cancelled as part of the merger transaction.  As part of the merger transaction, Aviza assumed a warrant issued by Trikon to an investor for the purchase of 101,500 shares of common stock with an exercise price of $21.55 per share.  In addition, further warrants for the purchase of 15,225 shares of the common stock were issued to the placement agent.  The warrants expire on October 22, 2007.  The warrants may be redeemed at the Company’s option for $0.34 at any time after the first anniversary of the closing date provided that for any 20 trading days in a 30-day trading period the closing market price exceeds $38.79 for the investor warrants and $40.34 for the placement agent warrants, and the average daily trading volume of Aviza common stock exceeds 43,500 shares.

In exchange for its continued guarantee of the Company’s bank line of credit, on December 1, 2005, Aviza issued warrants to purchase 290,000 shares of common stock at $31.03 per share to VPVP.  The warrants have a term of four years (see Note 8).

14.     EMPLOYEE BENEFIT PLANS

Stock Option Plan – During December 2005, the Company established the Aviza Technology, Inc. 2005 Stock Plan (“the 2005 plan”), under which we may grant up to 1,500,000 shares of common stock, subject to annual increases pursuant to an “evergreen” provision, to employees, directors and consultants.  In addition to stock options, the 2005 plan provides for the following types of awards:

•      Restricted stock units

•      Performance share awards

•      Restricted stock

•      Stock payments

•      Performance based awards

•      Stock appreciation rights

The term for the stock options granted under the 2005 plan vary from seven to ten years.  Incentive stock options and non-qualified stock option grants under the 2005 plan must be at fair market value at the date of grant. The options generally vest over four to five years.  During February 2006, our Board of Directors approved the allocation of an additional 500,000 shares of common stock as available for distribution under the evergreen provision of the 2005 plan.  At September 29, 2006, there are 1,750,466 options outstanding and exercisable under the 2005 plan and 249,534 shares remain available for future grants under this plan.  The plan is administered by our compensation committee.

We continue to administer the 2003 Equity Incentive Plan of our subsidiary, Aviza, Inc. (“the 2003 plan”).  Under the 2003 plan, we may grant options to purchase up to 1,771,227 shares of common stock to employees, directors and consultants at prices not less than the market value on the date of the grant for incentive stock options and not less than 85% of fair market value on the date of grant for non-qualified stock options.  Options under the 2003 plan generally vest over four years and expire ten years from the date of grant.  At September 29, 2006, 1,468,582 options were outstanding and exercisable and 21,702 shares remain available for the future grants under this plan.

In connection with the merger with Trikon on December 1, 2005, the Company assumed the Trikon common stock options outstanding under Trikon’s various stock option plans at the merger date based on the exchange ratio used to convert Trikon common shares to Aviza common shares (0.29:1).  Trikon had three stock option plans, the 2004 equity incentive plan, the 1991 stock option plan and the 1998 Directors plan.  The 1991 stock option plan expired December 2003.  No new grants are permitted under either the 1991 stock option plan or the 1998 Directors plan.  The options granted by Trikon prior to the merger had vesting rights established by Trikon, and expired no later than ten years after the grant date.  We administer the Trikon plans in relation to new grants allowable under the plans, the exercise of options and the termination of options under the terms of the respective plans.  As of September 29, 2006, there are 572,116 options outstanding and exercisable under the three pre-merger Trikon plans with 31,497 shares available for future grants

The following table summarizes the activity of all our stock plans for the fiscal years ended September 29, 2006 and September 30, 2005, and the fiscal period October 7, 2003 through September 24, 2004, respectively:

	Number of Shares	Weighted Average Exercise Price

Outstanding—October 7, 2003	—	$—
Granted	1,585,657	0.83
Exercised	—	—
Forfeited	(367,375)	0.83

Outstanding—September 24, 2004	1,218,282	0.83
Granted	601,937	1.23
Exercised	(222,854)	1.04
Forfeited	(42,921)	0.92

Outstanding—September 30, 2005	1,554,444	0.95
Option assumed in merger with Trikon	512,401	21.57
Granted	1,956,000	5.20
Exercised	(60,994)	0.94
Forfeited	(170,687)	19.88

Outstanding—September 29, 2006	3,791,164	$5.08

See Note 2 for additional stock plan information, including stock based compensation disclosures.

401(k) Plan – We maintain a 401(k) retirement savings plan for our full-time employees in North America. For the fiscal years ended September 29, 2006 and September 30, 2005, and the fiscal period October 7, 2003 through September 24, 2004, each participant in the plan could elect to contribute from 1% to 25% of his or her annual salary to the plan, subject to statutory limitations.  Beginning April 1, 2006, we match employee contributions at 25% to a maximum of 3% of the employees’ annual salary. During fiscal year 2006, the Company made matching contributions of approximately $126,000.

15.     INCOME TAXES

The components of loss before income taxes are as follows (in thousands):

	Fiscal Year Ended		October 7, 2003 through
	September 29, 2006	September 30, 2005	September 24, 2004

Domestic	$(12,392)	$(12,865)	$(17,367)
Foreign	(1,715)	(2,609)	(1,627)

Loss before income taxes	$(14,107)	$(15,474)	$(18,994)

The Company’s provision for income taxes consists of the following (in thousands):

	Fiscal Year Ended		October 7, 2003 through
	September 29, 2006	September 30, 2005	September 24, 2004

Current income taxes:
Federal/state	$—	$12	$3
Foreign	581	527	659
Total current income taxes	581	539	662
Deferred income taxes:
Federal/state	—	—	—
Foreign	—	—	—

Provision for income taxes	$581	$539	$662

Significant components of the Company’s deferred tax assets consist of the following (in thousands):

	Fiscal Year Ended		October 7, 2003 through
	September 29, 2006	September 30, 2005	September 24, 2004

Deferred tax assets—current:
Capitalized inventory costs	$177	$433	$136
Other current	1,553	—	—
Reserves and accruals not currently deductible	9,089	6,639	4,035
Total gross deferred tax assets—current	10,819	7,072	4,171
Deferred tax assets—non-current:
Fixed assets	2,278	—	15
Capitalized technology	137	—	—
Net operating loss and tax credit carry forwards	44,924	5,122	3,619
Total gross deferred tax assets—non-current	47,339	5,122	3,634

Deferred tax liabilities—non-current:
Fixed assets	(27)	(300)	(759)
Other	—	(3)	—
Intangible amortization	(314)	(31)	(31)
Total gross deferred tax liabilities—non-current	(341)	(334)	(790)
Total net deferred tax assets	57,817	11,860	7,015
Valuation allowance	(57,817)	(11,860)	(7,015)

Total net deferred tax assets	$—	$—	$—

Reconciliation between the tax provision computed at the statutory income tax rate of 35% and our actual effective income tax provision is as follows (in thousands):

	Fiscal Year Ended		October 7, 2003 through
	September 29, 2006	September 30, 2005	September 24, 2004

Tax provision at statutory rate of 35%	$(4,932)	$(5,416)	$(6,648)
State income taxes	(409)	(534)	(921)
Research and development credits	(164)	(406)	(255)
Permanent differences	264	98	63
Foreign rate difference	568	548	204
Other	—	98	—
Increased valuation allowance	5,254	6,151	8,219

Provision for income taxes	$581	$539	$662

Undistributed earnings of our foreign subsidiaries of approximately $3.6 million at September 29, 2006, are considered to be indefinitely reinvested and, accordingly, no provisions for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

The Predecessor was acquired by Aviza Technology, Inc. on October 10, 2003. Net operating loss carry forwards and other deferred tax assets and liabilities that did not carryover have not been recognized by us. We did not acquire the deferred tax assets of ASML. As such, our deferred tax assets, deferred tax liabilities and valuation allowance as of September 29, 2006 were, therefore, entirely generated since the date of acquisition.

The valuation allowance changed by $45,957,000 and $4,845,000 for the years ended September 29, 2006 and September 30, 2005, respectively. A substantial portion of the increase in valuation allowance is due to the acquisition of Trikon which had substantial net operating losses and other deferrals which were fully offset by a valuation allowance of $35,484,000 at the date of acquisition.

The total valuation allowance attributable to deferred tax assets related to purchase accounting adjustments is $35.5 million.

Due to the uncertainty surrounding the realization of the tax attributes in tax returns, the Company has placed a full valuation allowance against its otherwise recognizable deferred tax assets.

At September 29, 2006, we had approximately $59,567,000 federal, $30,827,000 state, and $71,941,000 foreign net operating loss, or NOL carry forwards, to reduce future taxable income. We also have research and development tax credit carry forwards of approximately $341,000 and $516,000 for federal and state income tax purposes, respectively. The NOL and credit carry forwards expire in 2014 to 2026.

Our ability to use our federal and state net operating loss carry forwards and federal and state credit carry forwards to reduce future taxable income and future taxes, respectively, may be subject to restrictions attributable to equity transactions that may have resulted in a change of ownership as defined by the Internal Revenue Code Section 382. In the event we have such a change in ownership, utilization of these carry forwards could be severely restricted and could result in significant amounts of these carry forwards expiring prior to benefiting Aviza.

A substantial portion of the foreign net operating losses are United Kingdom losses related to Trikon which can be offset against future profits arising from the same business indefinitely.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109.  This interpretation is effective for the Company in the first quarter of fiscal year 2008. The Company has not yet evaluated the impact of the adoption of this statement on the Company’s consolidated financial position, results of operations or cash flows.

16.               RELAted party transactions

On October 10, 2003, we entered into a transition services agreement with ASML Holding, N.V. to receive certain services until we established our own systems and developed our own processing capabilities. Under the terms of this agreement, we received payroll services, employee benefit services, accounting services and certain other services related to our international operations. We were also required to render certain services to ASML to support information technology systems. The parties committed to provide the agreed support services over a period of three to five months, all of which expired as of January 2004. The fee for providing such services was negotiated by us with ASML and is not considered material.

For more information on related party transactions, see Notes 3, 11, 12 and 13.

17.               SEGMENT, GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

Our business consists of multiple products and services which operate in multiple operational segments that are aggregated into one reportable segment due to similar economic characteristics and 1) the nature of the products and services being the same, 2) the nature of the production processes being the same, 3) the type or class of customer being similar, and 4) the distribution process for products and services being similar. All products and services are marketed within the geographic regions in which the Company operates.

We operate in three geographical regions: Asia Pacific, Europe and North America. For geographical reporting, revenues are attributed to the geographical locations in which the customers’ facilities are located, while long-lived assets are attributed to the geographic location in which they are located. The following details our sales and long-lived assets by geographical region (in thousands):

	Fiscal Year Ended		October 7, 2003 through
	September 29, 2006	September 30, 2005	September 24, 2004

Net sales:
Asia Pacific	$103,129	$112,192	$35,632
Europe	32,871	36,991	27,609
North America	24,860	22,026	14,457

Total net sales	$160,860	$171,209	$77,698

During the fiscal year ended September 29, 2006 and September 30, 2005, and the fiscal period October 7, 2003 through September 24, 2004, net sales to Taiwan and the United States constituted 39%, 57% and 12%, and 16%, 13% and 19%, respectively, of total net sales. During the period October 7, 2003 through September 24, 2004, net sales to Germany and Japan constituted 17% and 19% of total net sales, respectively.

	September 29, 2006	September 30, 2005

Long lived assets:
Asia Pacific	$197	$300
Europe	3,165	162
North America	21,904	19,107

Total long-lived assets	$25,266	$19,569

During the fiscal year ended September 29, 2006, two customers accounted for 24% and 11% of total net sales, respectively.  During the fiscal year ended September 30, 2005, three customers accounted for 43%, 15% and 11% of total net sales, respectively. During the fiscal period October 7, 2003 through September 24, 2004, one customer accounted for approximately 16% of total net sales.

18.               COMPREHENSIVE LOSS

The components of comprehensive loss are as follows:

	Fiscal Year Ended		October 7, 2003 through
	September 29, 2006	September 30, 2005	September 24, 2004

Net loss	$(14,688)	$(16,013)	$(19,656)
Currency translation adjustment	704	20	(130)

Total comprehensive loss	$(13,984)	(15,993)	$(19,786)

19.               LOSS PER SHARE

Basic loss per share has been computed based upon the weighted average number of common shares outstanding for the periods presented. For diluted loss per share, shares used in the per share computation include weighted average common and potentially dilutive shares outstanding. Potentially dilutive shares during the fiscal year ended September 29, 2006 consist of the Company’s mandatorily redeemable Series B and B-1 preferred stock aggregating 110,000 shares which on April 24, 2006 converted into approximately 2.5 million shares of the Company’s common stock, approximately 3.8 million shares of common stock issuable upon the assumed exercise of all outstanding stock options and approximately 0.4 million shares of common stock issuable upon the assumed exercise of all outstanding warrants.  During the fiscal year ended September 30, 2005 and the fiscal period October 7, 2003 through September 24, 2004 potentially dilutive shares consisted of the company’s Series A preferred stock exercisable into approximately 5.2 million shares of common stock and shares issuable upon the assumed exercise of dilutive stock options.  Because the Company recorded a net loss during fiscal 2006, 2005 and the fiscal period October 7, 2003 through September 24, 2004, respectively, the calculation of dilutive loss per share excludes potentially dilutive shares as they were anti-dilutive and would have reduced the loss per share.  The following details the calculation of net loss per share for the periods presented (in thousands, except share and per share data):

			October 7, 2003
	Fiscal Year Ended		through
	September 29, 2006	September 30, 2005	September 24, 2004

Numerator:
Net loss	$(14,688)	$(16,013)	$(19,656)

Denominator:
Weighted average shares, basic	11,209,200	379,319	203,791
Dilutive effect of options, warrants and mandatorily redeemable preferred stock	—	—	—

Total diluted	11,209,200	379,319	203,791

Basic and diluted net loss per share	$(1.31)	$(42.22)	$(96.45)

QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

The following table presents certain unaudited consolidated quarterly financial information for the eight quarters ended September 29, 2006.  In management’s opinion, this information has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere on this Form 10-K and includes all adjustments necessary to state fairly the unaudited quarterly results of operations set forth herein (in thousands, except share and per share data):

	Quarter Ended
	December 30,	March 31,	June 30,	September 29,
	2005	2006	2006	2006
Fiscal year - 2006
Net sales	$28,943	$36,241	$43,662	$52,014
Gross profit	7,135	9,191	10,746	17,240
Net loss	(4,631)	(5,312)	(3,966)	(779)
Net loss per share:
Basic and diluted	$(1.25)	$(0.52)	$(0.27)	$(0.05)
Weighted average common shares	3,717,898	10,305,831	14,667,980	16,145,091

	Quarter Ended
	December 24,	March 25,	June 25,	September 30,
	2004	2005	2005	2005
Fiscal year - 2005
Net sales	$62,519	$32,374	$43,799	$32,517
Gross profit	$6,715	$6,737	$6,821	$6,508
Net loss	$(1,978)	$(3,559)	$(6,027)	$(4,449)
Net loss per share:
Basic and diluted	$(7.92)	$(11.45)	$(12.70)	$(9.37)
Weighted average common shares	249,637	310,828	474,382	475,065

ITEM 9.                                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.                       Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed with the objective of providing reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 29, 2006, the end of the period covered by this report, based on the evaluation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting

We are not an accelerated filer for purposes of filing this Annual Report on Form 10-K and therefore are not required to be compliant with Section 404 of the Sarbanes-Oxley act until our fiscal year ending September 28, 2007 under current regulations. We have hired an independent consulting firm in 2006 to assist us in satisfying our obligations under Section 404 with respect to our internal control over financial reporting.

We are committed to maintaining effective internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with GAAP.  As of the date of this Annual Report on Form 10-K, our management believes that our internal control over financial reporting is effective at a reasonable assurance level. However, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives due to its inherent limitations because internal control over financial reporting involves human diligence and compliance and is subject to lapses in judgment and breakdowns from human failures. Nonetheless, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Overview

We have had material weaknesses in internal control over financial reporting in the past. In connection with the audit of the fiscal period October 7, 2003 through September 24, 2004, we and our independent registered public accounting firm identified matters involving our internal control over financial reporting that constituted material weaknesses as defined by the Public Company Accounting Oversight Board (United States) under SAS 60, pursuant to which:

•                  material weaknesses are defined as reportable conditions in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by errors or irregularities in amounts that would be material in relation to the consolidated financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions; and

•                  reportable conditions are defined as matters representing significant deficiencies in the design or operation of internal control that, in the judgment of our independent registered public accounting firm, could adversely affect our ability to initiate, record, process and report financial data consistent with our management’s assertions in our consolidated financial statements.

Based on the actions we have taken to date to enhance the reliability and effectiveness of our internal control over financial reporting, our management believes that there is no material weakness in our internal control as of the date of this Annual Report on Form 10-K because we believe we have remediated the underlying causes of the identified material weaknesses.

Our independent registered public accounting firm has not audited the effectiveness of our internal controls over financial reporting and accordingly has not expressed an opinion concerning the effectiveness of those controls.

Although we believe we have remediated the material weaknesses that have been identified in connection with the audit of our financial statements for the fiscal period October 7, 2003 through September 24, 2004, we may in the future have additional material weaknesses in our internal control over financial reporting. Failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements.

Material Weaknesses

Material Weakness Requiring Restatement of Predecessor Financial Statements.  In connection with the audit of our financial statements for the fiscal period October 7, 2003 through September 24, 2004, we and our independent registered public accounting firm identified control deficiencies in the financial statements of our Predecessor for the calendar year 2002 and the period from January 1, 2003 through October 9, 2003, including:

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

The control deficiencies related to these errors were determined to constitute a material weakness in our internal control over financial reporting. The international inventory reserve reversal was caused by our inability to locate appropriate evidence of inventory reserve requirements from documentation maintained by our Predecessor. The improper intercompany profit in inventory was due to the lack of a formal system to consolidate the financial statements of the Predecessor which were carved out from ASML, leading to an arithmetic error. The overstatement of revenue was caused by the Predecessor’s misapplication of EITF Issue No. 00-21.

Upon being informed of the material weakness, we took the following steps to correct the errors that had been identified and to remediate the material weakness:

•                  We have implemented procedures to ensure that there is appropriate detail and supporting documentation for adjustments to inventory reserves;

•                  We implemented a worldwide Oracle enterprise reporting system which includes a module to consolidate our subsidiaries and record intercompany eliminations and also implemented manual reviews to serve as a control for the consolidating financial statements generated by the Oracle system; and

•                  In November 2004, we hired a controller with significant GAAP experience, including with respect to revenue recognition, to assure proper adoption of EITF Issue No. 00-21

Material Weakness Concerning Management Estimates.  In connection with the audit of our financial statements for the fiscal period from October 7, 2003 through September 24, 2004, our independent registered public accounting firm identified the following control deficiencies relating to management’s estimates:

•                  Accounts receivable allowances were not comprehensively or consistently computed across customers, resulting in the need to decrease the allowance by approximately $100,000;

•                  Inventory in transit was estimated by us to be 50% of all open purchase orders at September 24, 2004 in accordance with its Predecessor’s practice, which required a decrease in inventory of $700,000; and

•                  We did not update rates used by our Predecessor to estimate warranty costs and did not initially have a process to track costs associated with warranty fulfillment, resulting in the need for a decrease of the warranty reserve of approximately $517,000.

The control deficiencies related to these errors were determined to constitute a material weakness in our internal control over financial reporting. These errors were primarily due to the lack of a process to analyze and report appropriate allowances and adjustments based on our own experience and reliance on our Predecessor’s assumptions used in our accrual and reserve methodologies.

Upon being informed of the material weakness, we took the following steps to correct the errors that had been identified and to remediate the material weakness:

•                  Our finance department now holds bi-weekly meetings with each region to review outstanding accounts receivable as well as quarterly reviews of all delinquent accounts based on each customer’s individual situation;

•                  We have implemented an Oracle enterprise reporting system that allows us to track inventory in transit rather than making arithmetic calculations based on estimates; and

•                  We have implemented a new tracking system for warranty activity in order to gather and analyze data to update our warranty accruals prior to the end of fiscal 2005.

Material Weakness Concerning Maintaining and Reviewing Existing Contracts.  In connection with the audit of our financial statements for the fiscal period from October 7, 2003 through September 24, 2004, our independent registered public accounting firm identified the following control deficiencies relating to maintaining and reviewing existing contracts:

•                  We failed to note that our original corporate charter provided for accrual of dividends on our series A preferred stock and thereby failed to accrue such dividends; and

•                  We could not promptly locate an interest rate cap agreement associated with our revolving line of credit and did not account for this derivative in our financial statements because we incorrectly expensed the less than $50,000 involved.

The control deficiencies related to these errors were determined to constitute a material weakness in our internal control over financial reporting. The error with respect to the accrual of dividends arose out of the failure of our charter to conform to our understanding and the understanding of the holders of our series A preferred stock and our failure to review the charter. The error with respect to the interest rate cap was due to us incorrectly expensing the fees relating to the interest rate cap agreement rather than capitalizing the fair value of the derivative.

Upon being informed of the material weakness, we took the following steps to correct the errors that had been identified and to remediate the material weakness:

•                  We corrected our charter to conform to both our understanding and the understanding of the holders of our series A preferred stock that dividends would not accrue on such stock;

•                  We obtained a copy of the interest rate cap agreement and recorded the value of the derivative in our financial statements; and

•                  We have implemented procedures to assure that all material agreements are retained and reviewed in connection with the preparation of its financial statements.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                       Other Information

None.

PART III

ITEM 10.                         Directors and Executive Officers of the Registrant

The information under the captions “Proposal One—Election of Directors,” “Corporate Governance,” “Committees and Meetings of our Board of Directors,” “Executive Officers of the Registrant” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2007 Proxy Statement is incorporated herein by reference. There were no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

ITEM 11.                         Executive Compensation

The information under the captions “Directors’ Compensation and Benefits” and “Executive Compensation” in our 2007 Proxy Statement is incorporated herein by reference.

ITEM 12.                         Security Ownership of Certain Beneficial Owners and Management

The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2007 Proxy Statement is incorporated herein by reference.

ITEM 13.                         Certain Relationships and Related Transactions

The information under the caption “Certain Relationships and Related Transactions” in our 2007 Proxy Statement is incorporated herein by reference.

ITEM 14.                         Principal Accountant Fees and Services

The information under the captions “Proposal Two—Ratification of Independent Registered Public Accounting Firm” in our 2007 Proxy Statement is incorporated herein by reference.

With the exception of the information specifically incorporated by reference in Part III of this Annual Report on Form 10-K from our 2007 Proxy Statement, our 2007 Proxy Statement shall not be deemed to be filed as part of this report. Without limiting the foregoing, the information under the captions “Compensation Committee Report on Executive Compensation,” “Audit Committee Report” and “Performance Graph” in our 2007 Proxy Statement is not incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15.                         Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.     The following financial statements and schedules of the Registrant are contained in Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of September 29, 2006 and September 30, 2005

Consolidated Statements of Operations for the fiscal years ended September 29, 2006 and September 30, 2005, and the fiscal period October 7, 2003 through September 24, 2004

Consolidated Statements of Stockholders’ Deficit and Comprehensive Income (Loss) for fiscal years ended September 29, 2006 and September 30, 2005, and the fiscal period October 7, 2003 through September 24, 2004

Consolidated Statements of Cash Flows for the fiscal years ended September 29, 2006 and September 30, 2005, and the fiscal period October 7, 2003 through September 24, 2004

Notes to Consolidated Financial Statements

2.     Financial Statement Schedules:

Schedule II, Valuation and Qualifying Accounts

All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the Consolidated Financial Statements or Notes thereto.

3.     Exhibits:

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Aviza Technology, Inc., incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by the registrant with the Commission on December 29, 2005.

3.2	Amended and Restated Bylaws of Aviza Technology, Inc., incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the registrant with the Commission on December 29, 2005.

4.1

Specimen certificate of common stock of Aviza Technology, Inc., incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed by the registrant with the Commission on December 29, 2005.

10.1

Second Amended and Restated Stockholder Agreement by and among Aviza Technology, Inc., Trikon Technologies, Inc., VantagePoint Venture Partners IV (Q), L.P., VantagePoint Venture Partners IV, L.P. and VantagePoint Venture Partners IV Principals Fund, L.P., dated as of October 18, 2005, incorporated by reference to Exhibit 10.1.2 to Amendment No. 4 to the Registration Statement on Form S-4 filed by the registrant with the Commission on October 28, 2005.

10.2

Amendment to Second Amended and Restated Stockholder Agreement, dated as of April 24, 2006, by and among the Company, Trikon Technologies, Inc. and VantagePoint Venture Partners IV (Q), L.P., VantagePoint Venture Partners IV, L.P. and VantagePoint Venture Partners IV Principals Fund, L.P., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the registrant with

Exhibit Number	Description
the Commission on April 25, 2006.

10.3

Stock Purchase Agreement, dated as of April 24, 2006, by and between Aviza Technology, Inc. and Caisse de dépôt et placement du Québec, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on April 25, 2006.

10.4	Aviza Technology, Inc. 2005 Stock Plan, incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-4 filed by the registrant with the Commission on June 24, 2005.

10.5

Trikon 2004 Equity Incentive Plan, as amended to date, incorporated by reference to Appendix B to the Proxy Statement for the 2004 Annual Meeting of Stockholders filed by Trikon Technologies, Inc. with the Commission on August 2, 2004.

10.6

Aviza, Inc. Deferred Compensation Plan, effective as of January 1, 2004, incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-4 filed by the registrant with the Commission on June 24, 2005.

10.7	Aviza, Inc. 2003 Equity Incentive Plan, incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-4 filed by the registrant with the Commission on June 24, 2005.

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

10.10

Credit Agreement between Bank of America, N.A. and Aviza, Inc. dated as of August 6, 2004, incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4 filed by the registrant with the Commission on June 24, 2005.

10.11

Amendment No. 1, dated as of September 23, 2004, to Credit Agreement between Bank of America, N.A. and Aviza, Inc., incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4 filed by the registrant with the Commission on June 24, 2005.

10.12

Amendment No. 2, dated as of February 23, 2005, to Credit Agreement between Bank of America, N.A. and Aviza, Inc., incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4 filed by the registrant with the Commission on June 24, 2005.

10.13

Amendment No. 3, dated as of September 26, 2005, to Credit Agreement between Bank of America, N.A. and Aviza, Inc. (formerly, Aviza Technology, Inc.), incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Registration Statement on Form S-4 filed by the registrant with the Commission on September 28, 2005.

10.14

Amendment No. 4, dated as of December 1, 2005, to Credit Agreement between Bank of America, N.A. and Aviza, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on December 28, 2005.

10.15

Amendment No. 5, dated as of March 31, 2006, to Credit Agreement between Bank of America, N.A. and Aviza, Inc., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant with the Commission on April 25, 2006.

10.16

Amendment No. 6, dated as of May 1, 2006, to Credit Agreement between Bank of America, N.A. and Aviza, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on June 5, 2006.

10.17	Loan and Security Agreement between iStar Financial Inc. and Aviza, Inc. dated as of September 23,

Exhibit Number	Description
2004, incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-4 filed by the registrant with the Commission on June 24, 2005.

10.18

Continuing Guaranty by VantagePoint Venture Partners IV, L.P. in favor of Bank of America, N.A. dated August 6, 2004, incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-4 filed by the registrant with the Commission on June 24, 2005.

10.19

Security Agreement between Aviza, Inc. and Aviza Technology International, Inc. and VantagePoint Venture Partners IV (Q), L.P. dated August 6, 2004, incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-4 filed by the registrant with the Commission on June 24, 2005.

10.20

Reimbursement Agreement by and among Aviza, Inc., VantagePoint Venture Partners IV, L.P. and VantagePoint Venture Partners IV(Q), L.P. dated August 6, 2004, incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-4 filed by the registrant with the Commission on June 24, 2005.

10.21

Master Lease Agreement (No. 4281828) between Aviza, Inc., as lessee, and General Electric Capital Corporation, as lessor, dated as of May 11, 2004, incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-4 filed by the registrant with the Commission on June 24, 2005.

10.22

Form of Indemnity Agreements with directors and officers of Aviza Technology, Inc., incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Registration Statement on Form S-4 filed by the registrant with the Commission on August 26, 2005.

10.23

Employment Agreement, dated as of December 1, 2005, between Aviza Technology, Inc. and Jerauld J. Cutini, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on April 7, 2006.

10.24

Employment Agreement, dated as of December 1, 2005, between Aviza Technology, Inc. and Patrick C. O’Connor, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant with the Commission on April 7, 2006.

10.25

Employment Agreement, dated as of December 1, 2005, between Aviza Technology, Inc. and John Macneil, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the registrant with the Commission on April 7, 2006.

14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed by the registrant with the Commission on December 29, 2005.

21.1	Subsidiaries of Aviza Technology, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 15, 2006

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jerauld J. Cutini	President, Chief Executive Officer and Director	December 15, 2006
Jerauld J. Cutini	(Principal Executive Officer)

/s/ Patrick C. O’Connor	Executive Vice President and Chief Financial Officer	December 15, 2006
Patrick C. O’Connor	(Principal Financial and Accounting Officer)

/s/ John Macneil	Executive Vice President, Chief Technical Officer and	December 15, 2006
John Macneil	Director

/s/ Robert R. Anderson	Chairman of the Board of Directors	December 15, 2006
Robert R. Anderson

/s/ David C. Fries	Director	December 15, 2006
David C. Fries

/s/ Richard M. Conn	Director	December 15, 2006
Richard M. Conn

/s/ Klaus C. Wiemer	Director	December 15, 2006
Klaus C. Wiemer

/s/ Dana C. Ditmore	Director	December 15, 2006
Dana C. Ditmore

SCHEDULE II

Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expense	Deductions	Balance At End of Period

Fiscal Year 2006
Allowance for Doubtful Accounts	$564	$(302)	$—	$262
Fiscal Year 2005
Allowance for Doubtful Accounts	$1,016	$(452)	$—	$564
Fiscal Period October 7, 2003 through September 24, 2004
Allowance for Doubtful Accounts	$—	$1,016	$—	$1,016

EXHIBIT INDEX

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Aviza Technology, Inc., incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by the registrant with the Commission on December 29, 2005.

3.2	Amended and Restated Bylaws of Aviza Technology, Inc., incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the registrant with the Commission on December 29, 2005.

4.1

Specimen certificate of common stock of Aviza Technology, Inc., incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed by the registrant with the Commission on December 29, 2005.

10.1

Second Amended and Restated Stockholder Agreement by and among Aviza Technology, Inc., Trikon Technologies, Inc., VantagePoint Venture Partners IV (Q), L.P., VantagePoint Venture Partners IV, L.P. and VantagePoint Venture Partners IV Principals Fund, L.P., dated as of October 18, 2005, incorporated by reference to Exhibit 10.1.2 to Amendment No. 4 to the Registration Statement on Form S-4 filed by the registrant with the Commission on October 28, 2005.

10.2

Amendment to Second Amended and Restated Stockholder Agreement, dated as of April 24, 2006, by and among the Company, Trikon Technologies, Inc. and VantagePoint Venture Partners IV (Q), L.P., VantagePoint Venture Partners IV, L.P. and VantagePoint Venture Partners IV Principals Fund, L.P., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the registrant with the Commission on April 25, 2006.

10.3

Stock Purchase Agreement, dated as of April 24, 2006, by and between Aviza Technology, Inc. and Caisse de dépôt et placement du Québec, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on April 25, 2006.

10.4	Aviza Technology, Inc. 2005 Stock Plan, incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-4 filed by the registrant with the Commission on June 24, 2005.

10.5

Trikon 2004 Equity Incentive Plan, as amended to date, incorporated by reference to Appendix B to the Proxy Statement for the 2004 Annual Meeting of Stockholders filed by Trikon Technologies, Inc. with the Commission on August 2, 2004.

10.6

Aviza, Inc. Deferred Compensation Plan, effective as of January 1, 2004, incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-4 filed by the registrant with the Commission on June 24, 2005.

10.7	Aviza, Inc. 2003 Equity Incentive Plan, incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-4 filed by the registrant with the Commission on June 24, 2005.

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

10.10

Credit Agreement between Bank of America, N.A. and Aviza, Inc. dated as of August 6, 2004, incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4 filed by the registrant with the Commission on June 24, 2005.

10.11

Amendment No. 1, dated as of September 23, 2004, to Credit Agreement between Bank of America, N.A. and Aviza, Inc., incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4 filed by the registrant with the Commission on June 24, 2005.

Exhibit Number	Description
10.12

Amendment No. 2, dated as of February 23, 2005, to Credit Agreement between Bank of America, N.A. and Aviza, Inc., incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4 filed by the registrant with the Commission on June 24, 2005.

10.13

Amendment No. 3, dated as of September 26, 2005, to Credit Agreement between Bank of America, N.A. and Aviza, Inc. (formerly, Aviza Technology, Inc.), incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Registration Statement on Form S-4 filed by the registrant with the Commission on September 28, 2005.

10.14

Amendment No. 4, dated as of December 1, 2005, to Credit Agreement between Bank of America, N.A. and Aviza, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on December 28, 2005.

10.15

Amendment No. 5, dated as of March 31, 2006, to Credit Agreement between Bank of America, N.A. and Aviza, Inc., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant with the Commission on April 25, 2006.

10.16

Amendment No. 6, dated as of May 1, 2006, to Credit Agreement between Bank of America, N.A. and Aviza, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on June 5, 2006.

10.17

Loan and Security Agreement between iStar Financial Inc. and Aviza, Inc. dated as of September 23, 2004, incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-4 filed by the registrant with the Commission on June 24, 2005.

10.18

Continuing Guaranty by VantagePoint Venture Partners IV, L.P. in favor of Bank of America, N.A. dated August 6, 2004, incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-4 filed by the registrant with the Commission on June 24, 2005.

10.19

Security Agreement between Aviza, Inc. and Aviza Technology International, Inc. and VantagePoint Venture Partners IV (Q), L.P. dated August 6, 2004, incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-4 filed by the registrant with the Commission on June 24, 2005.

10.20

Reimbursement Agreement by and among Aviza, Inc., VantagePoint Venture Partners IV, L.P. and VantagePoint Venture Partners IV(Q), L.P. dated August 6, 2004, incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-4 filed by the registrant with the Commission on June 24, 2005.

10.21

Master Lease Agreement (No. 4281828) between Aviza, Inc., as lessee, and General Electric Capital Corporation, as lessor, dated as of May 11, 2004, incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-4 filed by the registrant with the Commission on June 24, 2005.

10.22

Form of Indemnity Agreements with directors and officers of Aviza Technology, Inc., incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Registration Statement on Form S-4 filed by the registrant with the Commission on August 26, 2005.

10.23

Employment Agreement, dated as of December 1, 2005, between Aviza Technology, Inc. and Jerauld J. Cutini, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on April 7, 2006.

10.24

Employment Agreement, dated as of December 1, 2005, between Aviza Technology, Inc. and Patrick C. O’Connor, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant with the Commission on April 7, 2006.

10.25

Employment Agreement, dated as of December 1, 2005, between Aviza Technology, Inc. and John Macneil, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the registrant with the Commission on April 7, 2006.

Exhibit Number	Description
14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed by the registrant with the Commission on December 29, 2005.

21.1	Subsidiaries of Aviza Technology, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.