Form 10-Q
period 2006-12-29
Aviza Technology, Inc.
filed 2007-02-05
CIK 1311396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2006

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

YES   ☐      NO   ☒

As of February 1, 2007, the registrant had 16,150,752 shares of its common stock, par value $0.0001 per share, outstanding.

Aviza Technology, Inc.

ITEM 1. FINANCIAL STATEMENTS

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par amounts and number of shares)

(unaudited)

	December 29, 2006	September 29, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,537	$10,722
Accounts receivable, net of allowance of $340 and $262, respectively	31,100	26,763
Inventory	53,141	54,499
Prepaid expenses and other current assets	8,239	6,638
Total current assets	108,017	98,622

PROPERTY, PLANT AND EQUIPMENT—net	26,134	25,266
INTANGIBLE ASSETS—net	4,524	4,755
OTHER ASSETS	947	463
TOTAL	$139,622	$129,106

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short term borrowings and current portion of notes payable	$41,978	$28,632
Accounts payable	27,400	30,792
Warranty liability	12,099	10,816
Accrued liabilities	15,653	13,716
Total current liabilities	97,130	83,956
NOTES PAYABLE—Long term	1,030	6,256
Total liabilities	98,160	90,212

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value - 5,000,000 shares authorized; none outstanding	—	—
Common stock, $0.0001 par value—100,000,000 shares authorized; 16,150,752 shares issued and outstanding at December 29, 2006 and September 29, 2006, respectively	2	2
Additional paid-in capital	89,092	88,655
Accumulated other comprehensive income	1,600	594
Accumulated deficit	(49,232)	(50,357)
Total stockholders’ equity	41,462	38,894
TOTAL	$139,622	$129,106

The accompanying notes are an integral part of these consolidated financial statements.

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Quarter Ended
	December 29, 2006	December 30, 2005

NET SALES	$62,192	$28,943
COST OF GOODS SOLD	43,343	21,808

GROSS PROFIT	18,849	7,135

OPERATING EXPENSES:
Research and development	7,703	4,643
Selling, general and administrative	8,408	5,115
In-process research and development	—	393

Total operating expenses	16,111	10,151

INCOME (LOSS) FROM OPERATIONS	2,738	(3,016)

OTHER INCOME (EXPENSE):
Interest income	27	40
Interest expense	(1,251)	(1,386)
Other income (expense)—net	12	(147)

Total other expense—net	(1,212)	(1,493)

INCOME (LOSS) BEFORE INCOME TAXES	1,526	(4,509)
INCOME TAXES	401	122

NET INCOME (LOSS)	$1,125	$(4,631)

Income (loss) per share:
Basic	$0.07	$(1.25)
Diluted	$0.07	$(1.25)
Weighted average common shares:
Basic	16,150,752	3,717,898
Diluted	16,894,582	3,717,898

The accompanying notes are an integral part of these consolidated financial statements.

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended
	December 29, 2006	December 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,125	$(4,631)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	924	714
Amortization	514	517
Reduction in acquired intangible assets due to the use of acquired net operating losses	150	—
Fair value of common stock warrants issued for loan guarantee	—	251
Stock based compensation	437	107
Mandatorily redeemable preferred stock dividend accrued	—	219
Provision for allowance for doubtful accounts	67	64
Write off in-process research and development from Trikon	—	393
Changes in assets and liabilities:
Accounts receivable	(3,859)	8,224
Inventories	2,447	983
Prepaid and other assets	(526)	4,191
Accounts payable	(3,567)	(1,304)
Warranty liability	1,218	(1,204)
Accrued liabilities	1,697	700
Net cash provided by operating activities	627	9,224
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from Trikon net of direct merger costs	—	7,366
Purchases of property and equipment	(1,279)	(1,462)
Net cash (used in) provided by investing activities	(1,279)	5,904
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from credit lines	6,150	(3,625)
Proceeds from the issuance of common stock	—	26
Payments on mortgage loan	(70)	(70)
Payments on other short-term borrowings	(356)	(8,650)
Payments on capital lease obligations	(63)	(8)
Net cash provided by (used in) financing activities	5,661	(12,327)
Effect of exchange rates on foreign cash balances	(194)	97
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,815	2,898
CASH AND CASH EQUIVALENTS:
Beginning of period	10,722	7,437
End of period	$15,537	$10,335
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$875	$760
Income taxes paid	$180	$31
Noncash investing and financing activities:
Notes payable issued for services to be rendered	$1,737	$—
Equipment acquired under capital lease	$715	$—
Fair value of common stock, options and warrants issued in the acquisition of Trikon Technologies, Inc.	$—	$24,442
Conversion of preferred stock, Series A, to common stock	$—	$32,650
Fair value of common stock warrants issued in exchange for loan guarantee	$—	$251
Property and equipment included in accounts payable at end of quarter	$139	$232

The accompanying notes are an integral part of these consolidated financial statements.

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 29, 2006
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included.  Our operating results for the quarter ended December 29, 2006 are not necessarily indicative of the results that may be expected for future quarters and the fiscal year ending September 28, 2007.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended September 29, 2006, which are included in our Annual Report on Form 10-K and the risk factors contained herein and therein.

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

Aviza Technology Inc.’s (the Company or “Aviza”) current fiscal year will end on September 28, 2007 and includes 52 weeks. We close our fiscal quarters on the last Friday of December, March, June and September.

On December 1, 2005, we completed our consolidation through merger with Trikon Technologies, Inc. (“Trikon”).  In connection with the merger transaction, our common stock became publicly traded on the NASDAQ Global Market under the symbol “AVZA.”  The financial information presented in this report represents:

1)              the financial position of the Company and its subsidiaries as of December 29, 2006 and September 29, 2006;

2)              the results of operations and changes in cash flow of the Company and its subsidiaries for the quarter ended December 29, 2006; and

3)              the results of operations and changes in the cash flow of the Company and its subsidiaries for the quarter ended December 30, 2005, including Trikon from December 2, 2005 through December 30, 2005.

See Note 5 for additional information related to the merger transaction.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.  Recent Accounting Pronouncements

During the quarter ended September 29, 2006, the Securities and Exchange Commission released Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements ("SAB 108"), which provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 calls for the quantification of errors using both a balance sheet and income statement approach based on the effects of such errors on each of the company's financial statements and the related financial statement disclosures. SAB 108 is effective for financial statements issued for the fiscal year ending after November 15, 2006. Adoption of SAB 108 will not have a significant impact on our results of operations or financial condition.

On December 21, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) Emerging Issues Task Force (“EITF”) 00-19-2, “Accounting for Registration Payment Arrangements,” which requires an issuer to account for a contingent obligation to transfer consideration under a registration payment arrangement in accordance with FASB Statement No. 5, Accounting for Contingencies and FASB Interpretation 14, Reasonable Estimation of the Amount of Loss.  Registration payment arrangements are frequently entered into in connection with issuance of unregistered financial instruments, such as equity shares or warrants.  A registration payment arrangement contingently obligates the issuer to make future payments or otherwise transfer consideration to another party if the issuer fails to file a registration statement with the SEC for the resale of specified financial instruments or fails to have the registration statement declared effective within a specific period.  The FSP requires issuers to make certain disclosures for each registration payment arrangement or group of similar arrangements.  The FSP is effective immediately for registration payment arrangements and financial instruments entered into or modified after the FSP’s issuance date.  For previously issued registration payment arrangements and financial instruments subject to those arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006.  We do not expect the adoption of this FSP to have a significant impact on our financial condition or results of operations.

3.  Balance Sheet Details

	December 29, 2006	September 29, 2006
	(in thousands)

Inventories:
Raw materials	$28,628	$29,414
Work-in-process	21,351	21,337
Finished goods and evaluation systems	3,162	3,748
Total	$53,141	$54,499

Prepaid expenses and other current assets:
Deferred installation costs	$1,511	$1,301
Taxes	2,828	2,003
Other	3,900	3,334
Total	$8,239	$6,638

Property, plant and equipment, net:
Land	$1,839	$1,839
Buildings and improvements	12,140	12,047
Machinery and equipment	13,329	12,947
Office furnishings, fixtures and equipment	2,867	2,659
Construction in process	4,090	2,840
Total	34,265	32,332
Accumulated depreciation	(8,131)	(7,066)
Net property, plant and equipment	$26,134	$25,266

Accrued liabilities:
Accrued payroll and payroll taxes	$5,991	$4,584
Deferred revenue	2,855	2,023
Other	6,807	7,109
Total	$15,653	$13,716

4.  Stock-Based Compensation

Effective October 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”).  SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period.  The measurement of stock-based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk-free interest rate and award cancellation rate.  The input factors used in the valuation model are based on subjective future expectations combined with management judgment.  If there is a difference between the assumptions used in determining stock-based compensation costs and the actual factors, which become known over time, we may change future input factors used in determining stock-based compensation costs.  These changes may materially impact our results of operations in the period such changes are made.

We adopted the modified prospective application method as provided by SFAS 123(R).  Under this method, SFAS 123(R) was applied to new awards and to awards modified, repurchased or cancelled after the effective date, accordingly prior period amounts have not been restated.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered, such as unvested stock options, that were outstanding as of the date of adoption are being recognized as the remaining requisite services are rendered.  The compensation cost relating to unvested awards at the date of adoption was based on the grant-date fair value for those awards granted after June 24, 2005, the date of the Company’s initial filing of a Form S-4 registration statement relating to the merger transaction as discussed in Note 5 and based on the intrinsic values as previously recorded under APB Opinion No. 25 for awards granted prior to that date.

The fair value of each option is estimated at the date of grant using the Black-Scholes option valuation model.  We estimate the expected stock price volatility based on historical volatility within a representative peer group.  We use historical data to estimate expected life and forfeiture rates.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield with similar expected life.

Under our stock option plans, we may grant options to purchase up to a maximum of 5,644,000 shares of common stock, including outstanding options to employees, directors and consultants at a price not less than the fair market value on the date of the grant. These options generally vest over four to five years and generally expire seven to ten years from the date of the grant.

We recognized stock-based compensation expense of $437,000 and $107,000 during the quarters ended December 29, 2006 and December 30, 2005 respectively.  Due to uncertainty surrounding the realization of the income tax benefit related to stock based compensation expense, there is no related income tax benefit recognized in the consolidated statements of operation for the quarters ended December 29, 2006 and December 30, 2005 respectively, as a full valuation allowance has been provided against the deferred tax asset.

The fair value of our stock options granted in the quarters ended December 29, 2006 and December 30, 2005 was estimated at the date of grant using the following weighted average assumptions:

	Quarter Ended
	December 29, 2006	December 30, 2005
Expected life (years)	4.8	6.1
Risk-free interest rate	4.6%	4.4%
Stock price volatility	64.6%	76.1%
Dividend yield	0.0%	0.0%

The following table summarizes our stock option activity under the stock plans during the quarter ended December 29, 2006:

	Number of Shares	Weighted Average Exercise Price

Outstanding at September 29, 2006	3,791,164	$5.08
Granted	111,500	4.55
Forfeited	(44,433)	17.23
Outstanding at December 29, 2006	3,858,231	$4.92

As of December 29, 2006, there was $4.1 million of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures.  The cost is expected to be recognized over a weighted average period of approximately 3.17 years.

The following table details total stock-based compensation expense for the quarters ended December 29, 2006 and December 30, 2005:

	Quarter Ended
	December 29, 2006	December 30, 2005
	(in thousands)
Cost of goods sold	$49	$12
Research and development	114	14
Selling, general and administrative	274	81
Pre-tax stock-based compensation expense	437	107
Income tax benefits	—	—
Stock-based compensation expense	$437	$107

The options outstanding and exercisable at December 29, 2006 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Vested and Exercisable	Weighted Average Exercise Price

$0.83 - $0.83	1,130,218	7.13	$0.83	849,675	$0.83
$0.84 -$4.98	1,568,667	6.57	4.12	276,114	2.53
$4.99 - $7.28	968,990	8.88	5.67	338,704	5.85
$7.29 - $87.07	190,356	5.34	32.10	169,731	34.41
$0.83 - $87.07	3,858,231	7.26	$4.92	1,634,224	$5.65

The aggregate intrinsic value of the options outstanding and the options exercisable at December 29, 2006 was $4,877,000 and $3,462,000 respectively.  The aggregate intrinsic value represents the total pre-tax intrinsic value based on the closing stock price of $4.27 per share at December 29, 2006.  The weighted average remaining contractual life for options exercisable as of December 29, 2006 was 7.27 years.

The weighted average fair value of options on the grant date, as determined under SFAS 123(R), granted during the quarters ended December 29, 2006 and December 30, 2005 was $2.62 and $3.90 per share, respectively.

The total intrinsic value of options exercised during the quarters ended December 29, 2006 and December 30, 2005, was $0 and $68,000, respectively. The total cash received from employees as a result of employee stock options exercises during the quarters ended December 29, 2006 and December 30, 2005 was $0 and $26,000, respectively.

5.  Merger with Trikon Technologies, Inc.

On December 1, 2005, the stockholders of Trikon approved the merger of Trikon with the Company.  Trikon designs, manufactures and services wafer processing semiconductor manufacturing equipment primarily for front end of line applications.  Its products are used for chemical and physical vapor deposition and for etch applications and are sold to semiconductor manufacturers worldwide.  In accordance with the provisions of SFAS No. 141, Aviza was treated as the acquirer for financial reporting purposes.  In the merger transaction, a wholly owned subsidiary of the Company was merged with and into Trikon.  Trikon stockholders received 0.29 of a share of Aviza common stock in exchange for each share of Trikon common stock they owned.  A total of 4,568,946 shares of Aviza common stock were issued in exchange for the outstanding common stock of Trikon as of December 1, 2005.  In addition, 629,126 shares of common stock were reserved for issuance upon exercise of Trikon common stock options and warrants assumed at December 1, 2005. The options and warrants were valued using the Black-Scholes option pricing model.

A summary of the total consideration given in the merger with Trikon is as follows (in thousands, except share and per share amounts):

Issuance of Aviza common stock (4,568,946 shares at the price of $5.17 per share)	$23,632
Value of substitute options and warrants to acquire 629,126 shares of Aviza common stock in exchange for all outstanding options and warrants of Trikon	499
Total equity consideration	24,131
Direct merger costs	6,116
Total consideration	$30,247

Under the purchase method of accounting, the total consideration issued for Trikon common stock, options and warrants as shown in the table above was allocated to the Trikon tangible and intangible assets, and liabilities based on their estimated fair values as of the date of the merger transaction.

Pro Forma Financial Information for the Acquisition of Trikon

The results of operations of Trikon have been included in our results of operations for all the periods subsequent to the December 1, 2005 merger date.  The following pro forma financial information includes adjustments related to amortization of purchased intangibles, depreciation of purchased fixed assets, elimination of deferred rent liability and stock based compensation costs that would have been recorded if the acquisition had occurred at the beginning of the period presented. The pro forma financial information for the combined entities has been prepared for comparative purposes only and is not necessarily indicative of what the actual results may have been if the acquisition had in fact occurred at the beginning of the period presented or to future results. Pro forma results for the quarter ended December 30, 2005 were (in thousands except per share amounts):

Quarter Ended December 30, 2005

Net sales	$35,408
Net loss	$(6,758)

Net loss per common share:
Basic and diluted	$(0.66)

Weighted average common shares:
Basic and diluted	10,284

6.  Borrowing Facilities

Borrowing consists of the following (in thousands):

	December 29,	September 29,
	2006	2006

Bank Loans (revolving line of credit)	$34,428	$28,277
Mortgage note payable	6,393	6,463
Other notes payable	1,381	—
Capital lease obligations	806	148
Total	43,008	34,888
Less: current portion	41,978	28,632
Long term portion	$1,030	$6,256

During the quarter ended December 29, 2006, we entered into agreements to finance a portion of our enterprise resource planning system upgrade.  These obligations are payable in monthly installments through November 2009 and bear interest at 5.1% to 10%.

7.  Intangible Assets

Intangible assets are recorded at cost, net of accumulated amortization, and are amortized over their estimated useful lives using the straight-line method.  The estimated useful lives for our intangibles are as follows:

Licenses	10 to 15 years
Developed technology	10 years
Brands and trademarks	10 years
Customer relationships	10 years
Patents	10 years

We evaluate intangibles for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.

Intangible assets at December 29, 2006 and September 29, 2006 consist of the following (in thousands):

	December 29, 2006				September 29, 2006
	Cost	Income Tax Adjustment	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value

Licenses	$4,028	$(4)	$(369)	$3,655	$4,026	$(268)	$3,758
Developed technology	726	(94)	(78)	554	694	(58)	636
Brands and trademarks	101	(13)	(11)	77	96	(8)	88
Customer relationships	230	(29)	(25)	176	220	(18)	202
Patents	81	(10)	(9)	62	78	(7)	71
Total	$5,166	$(150)	$(492)	$4,524	$5,114	$(359)	$4,755

During the quarter ended December 29, 2006, one of the subsidiaries we acquired in connection with the merger transaction with Trikon generated sufficient taxable income to recognize a portion of the net deferred tax assets acquired in the merger transaction related to net operating loss carry forward.  Management had been previously unable to assert that it was more likely than not that the Company would generate sufficient taxable income to realize the net deferred tax assets in excess of the deferred tax liabilities recorded in relation to the write-up of inventory and intangibles to fair value at December 1, 2005, the date of the consummation of the merger transaction.  Accordingly, the net deferred tax assets had been offset in full by a valuation allowance on that date.  In the absence of goodwill, under generally accepted accounting principles, the tax benefit derived from reversal of this valuation allowance must be applied first to reduce non-current intangible assets related to the merger transaction, and second to reduce income tax expense.  Approximately $150,000 of the valuation allowance attributed to net deferred tax assets relating to the net operating loss carry forward acquired in the merger transaction was recognized during the quarter ended December 29, 2006 and the intangible assets acquired in the merger transaction have been reduced accordingly.  The remaining net deferred tax assets have been offset in full by a valuation allowance at December 29, 2006.

Amortization expenses relating to all intangibles, excluding in-process research and development acquired from Trikon (Note 5), was $128,000 and $9,000 for the quarters ended December 29, 2006 and December 30, 2005.  Based on the intangible assets recorded at December 29, 2006, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining amortization expense is expected to be as follows (in thousands):

September 28, 2007 (remaining nine months)	$376
September 26, 2008	501
September 25, 2009	501
September 24, 2010	501
September 30, 2011	501
Thereafter	2,144
Total	$4,524

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

	Quarter Ended
	December 29, 2006	December 30, 2005

Beginning warranty accrual	$10,816	$13,599
Additional accruals for new shipments	3,040	1,311
Warranty liability assumed in merger	—	1,386
Warranty costs incurred	(1,839)	(1,286)
Expiration and change in liability for pre-existing warranties during the period	82	(1,236)
Ending warranty accrual	$12,099	$13,774

Guarantees—In addition to product warranties, we, from time to time, in the normal course of business, indemnify certain customers against third-party claims that the our products, when used for their intended purposes, infringe the intellectual property rights of such third party or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, we have not made payments under these obligations and no liabilities have been recorded for these obligations on the balance sheet at December 29, 2006 and September 29, 2006, respectively.

9.  Commitments and Contingencies

In November 2006, we discovered that we may have exported certain pressure transducers that are listed on the U.S. Bureau of Industry and Security’s Commerce Control List without proper authorization, either in the form of an export license or pursuant to an exception to the Bureau of Industry and Security’s export license requirements, and on December 20, 2006, we submitted our initial notification of a voluntary self-disclosure of possible export compliance problems to the Office of Export Enforcement in accordance with applicable Export Administration Regulations. We are currently conducting a review of all of our exports of pressure transducers since October 7, 2003, the date on which we commenced operations, in order to determine the nature and scope of the potential issue with respect to those pressure transducers. If, as a result of our review, we determine that we failed to comply with applicable U.S. export regulations, we may be required to pay civil fines and penalties to the U.S. government. Because we have not yet completed our review, we do not know whether we will ultimately have to pay any fines or penalties or, if we do, whether those fines or penalties will be substantial.

On April 11, 2006, IPS, Ltd. filed a lawsuit against us in the United States District Court for the Central District of California. The complaint alleges that we improperly used IPS’s confidential information to develop our Celsior single-wafer processing type atomic layer deposition technology. We have filed an answer denying the claim. The complaint is for unspecified monetary damages, injunctive relief and an order rescinding the settlement and distributor agreements that IPS and Aviza entered into in May 2004 in settlement of a prior lawsuit that IPS filed against ASML U.S., Inc. and Aviza in March 2004 relating to assets that we acquired from ASML in October 2003. We believe that we have complied with the settlement and distributor agreements and that the allegations contained in IPS’s complaint are without merit. We intend to contest the lawsuit vigorously.

Discovery in the litigation has not yet begun because the parties disagree about the proper forum in which to resolve the claims asserted by IPS. On May 12, 2006, we filed with the United States District Court for the Northern District of California a petition to compel arbitration in Santa Clara County, California. On August 3, 2006, Judge Ware of the Northern District of California found that one or more of the claims asserted by IPS were likely arbitrable and ordered the parties to arbitration to determine which claims were properly subject to arbitration. On October 23, 2006, Judge Cooper of the Central District of California stayed proceedings pending resolution of the question of arbitrability. The parties are currently in the process of filing their pleadings in the arbitration.

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

Other than operating leases for certain equipment and real assets, we have no significant off-balance sheet transactions or unconditional purchase obligations.

As of December 29, 2006, our cash obligations and commitments relating to our debt obligations and lease payments were as follows:

	Payments due by period
	Total	Less than One Year	One to Three Years	Three to Five Years	Greater Than Five Years
	(in thousands)
Bank loan (revolving line of credit)	$34,428	$34,428	$—	$—	$—
Mortgage note payable	6,393	6,393	—	—	—
Other notes payable	1,452	929	523	—	—
Capital lease obligations	861	306	524	31	—
Operating lease obligations	6,793	2,833	3,678	282	—

Payments due by period include interest expense on all debt and capital lease obligations with fixed interest rates.  This excludes our revolving line of credit and mortgage note payable.

10.  Major Customers

During the quarters ended December 29, 2006 and December 30, 2005, one customer accounted for 42% and 12% of total net sales, respectively, and during the quarter ended December 30, 2005, two different customers accounted for 34% and 13% of total net sales, respectively.

11.  Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Quarter Ended
	December 29, 2006	December 30, 2005
Net income (loss)	$1,125	$(4,631)
Currency translation adjustment	1,006	12

Total comprehensive income (loss)	$2,131	$(4,619)

12.  Income (Loss) Per Share

Basic income (loss) per share has been computed based upon the weighted average number of common shares outstanding for the periods presented. Diluted income (loss) per share is calculated as though all potentially dilutive shares were outstanding during the period, based upon the application of the treasury stock method.  The following details the calculation of the net income (loss) per share for the period presented (in thousands, except share and per share data):

	Quarter Ended
	December 29, 2006	December 30, 2005

Numerator:
Net income (loss)	$1,125	$(4,631)

Denominator:
Weighted average shares, basic	16,150,752	3,717,898
Effect of potentially dilutive securities:
Stock options	743,830	—
Dilutive weighted average shares outstanding	16,894,582	3,717,898

Net income (loss) per share - basic	$0.07	$(1.25)

Net income (loss) per share - diluted	$0.07	$(1.25)

For purposes of calculating fully diluted net income (loss) per share, potentially dilutive shares during the quarter ended December 29, 2006 consisted of 3,902,664 shares of common stock issuable upon assumed exercise of all outstanding stock options and 406,725 shares of common stock issuable upon assumed exercise of all outstanding common stock warrants. 2,361,347 weighted average equivalent shares of the potentially dilutive shares related to the outstanding stock options and all of the potentially dilutive shares related to the outstanding common stock warrants were excluded from the computation of weighted average common shares used to calculate fully diluted net income per share for the quarter ended December 29, 2006, as their exercise price exceeded the average market value of our common stock for the period.  During the quarter ended December 30, 2005, potentially dilutive shares consisted of our mandatorily redeemable Series B and B-1 preferred stock aggregating 110,000 shares, which on April 24, 2006 converted into approximately 2.5 million shares of our common stock, 2,881,845 shares of common stock issuable upon the assumed exercise of all outstanding common stock options and 406,725 shares of common stock issuable upon assumed exercise of all outstanding common stock warrants.  Because we recorded a net loss during the quarter ended December 30, 2005, the calculation of dilutive loss per share excludes potentially dilutive shares as they were anti-dilutive and would have reduced the loss per share.

13.  Financing

On January 5, 2007, we filed a registration statement on Form S-1 under the Securities Act of 1933 for the purpose of offering 4,000,000 shares of our common stock for sale.

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

Our customer base is geographically diverse and includes both integrated device manufacturers and foundry-based manufacturers. We have a broad installed base, with approximately 2,500 systems in active operation for which we are providing ongoing parts and services worldwide. We sell our systems globally primarily through a direct sales force and in some instances through local independent sales representatives.  For the quarter ended December 29, 2006, one customer, Inotera Memories Inc., accounted for 42% of our net sales and approximately 75% of our net sales were attributable to our top ten customers.  For the fiscal year ended September 29, 2006, two customers, Winbond Electronics Corp. and Inotera Memories Inc., accounted for 24% and 11% of our net sales, respectively, and approximately 74% of our net sales in fiscal 2006 were attributable to our top ten customers. For the fiscal year ended September 30, 2005, three customers, Inotera Memories, Inc., Infineon Technologies AG and Winbond Electronics Corp., accounted for 43%, 15% and 11% of our net sales, respectively, and approximately

84% of our net sales in fiscal 2005 were attributable to our top ten customers.  Our largest customers may vary from year to year depending upon, among other things, the customer’s annual budget for capital expenditures, plans for new fabrication facilities and expansions and new system introductions by us. We expect sales of our systems to relatively few customers will continue to account for a high percentage of net sales during future periods.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and any ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, if we were to determine that we would not be able to realize all or part of a net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. As of December 29, 2006, we had a full valuation allowance for our net deferred tax assets.

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

Results of Operations

The financial information in the table below is for the quarters ended December 29, 2006 and December 30, 2005.

	Quarter Ended
	December 29,	December 30,
	2006	2005

Net sales	100%	100%
Cost of goods sold	70%	75%
Gross margin	30%	25%

Operating expenses:
Research and development	12%	16%
Selling, general and administrative	14%	18%
In-process research and development	0%	1%
Total operating expenses	26%	35%
Income (loss) from operations	4%	(10)%
Other income (expense):
Interest income	0%	0%
Interest expense	(2)%	(5)%
Other income (expense), net	0%	(1)%
Total other income (expense)	(2)%	(6)%
Income (loss) before income taxes	2%	(16)%
Income taxes	0%	0%
Net income (loss)	2%	(16)%

Net Sales

	Quarter Ended
	December 29,	December 30,
	2006	2005
	(in thousands)
Net sales	$62,192	$28,943

Net sales for the quarter ended December 29, 2006 increased by $33.2 million, or 115%, from the quarter ended December 30, 2005.  The increase in net sales from quarter to quarter was primarily due to the following:

•                  The integration of our PVD, Etch and CVD product lines acquired through our merger with Trikon into our suite of products.  Because the merger with Trikon occurred on December 1, 2005, the quarter ended December 30, 2005 included only $0.6 million of net sales contributed by the merged Trikon subsidiary.  Net sales related to these product lines during the quarter ended December 29, 2006 increased by approximately $19.2 million over the quarter ended December 30, 2005; and

•                  Approximately $14.1 million of the increase in net sales is related to our deposition and thermal processing products.  Non-contingent revenue recognized upon shipment of these products during the quarter ended December 29, 2006 increased by approximately $15.3 million over the quarter ended December 30, 2005.  This was due primarily to a 53% increase in system unit shipments and a change in our product mix with a higher percentage of the unit shipments relating to our RVP 300plus and ALD systems, which have higher average selling prices than our 200mm and below processing systems. In addition, demand for spare parts, services and field options upgrades increased, resulting in an approximate 28% increase in spares and service sales during the quarter ended December 29, 2006 as compared to the quarter ended December 30, 2005. These increases were partially offset by a decrease of $1.2 million in net sales recognized on field acceptances of our deposition and thermal batch processing systems related to the timing of such acceptances during the quarter ended December 29, 2006 versus the quarter ended December 30, 2005.

During the quarter ended December 29, 2006, our Deep Silicon Etch Chamber, or DSi Chamber, which offers benefits to production users in system-in-package, wafer level packaging and conventional micro electro mechanical systems applications, became “proven technology” after sufficient successful installations and acceptance at our customer sites to warrant the change from “new technology” to “proven technology.”

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

	Quarter Ended
	December 29,	December 30,
	2006	2005
	(dollars in thousands)
Gross profit	$18,849	$7,135
Gross margin	30%	25%

The increase in gross margin of 5% was primarily a result of changes in the mix of the systems we sold.  Improvements in the gross margins for our ALD and batch thermal processing product lines and higher gross margins on the contingent revenue recorded upon system acceptance during the quarter ended December 29, 2006 as compared to the quarter ended December 30, 2005 contributed to the increased gross margin on a quarter over quarter basis.  During the quarter ended December 29, 2006, the percentage of our net sales attributable to our RVP 300plus batch thermal processing system decreased by 8% to 37% from the quarter ended December 30, 2005.  Gross margins on our ALD Celsior products sold during the quarter ended December 29, 2006 exceeded the gross margins on our ALD Pantheon products sold during the quarter ended December 30, 2005.  The ALD Celsior replaced the ALD Pantheon as our single wafer ALD product during fiscal year 2006.  In addition, gross margins on our PVD, Etch and CVD products lines that we acquired as part of the merger with Trikon were significantly higher than the average for systems sold during the quarter ended December 30, 2005.  Reconfiguration of RVP 300plus product reduced manufacturing costs, which more than offset lower average selling prices on our highest sales volume product. These product mix improvements were partially offset by lower service revenue as a percentage of total revenue.

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

	Quarter Ended
	December 29,	December 30,
	2006	2005
	(dollars in thousands)
Research and development	$7,703	$4,643
Percent of total revenue	12%	16%

The increase in research and development costs of approximately $3.1 million, or 66%, over the quarter ended December 30, 2005 was primarily due to $2.1 million of incremental costs incurred in relation to our PVD, Etch and

CVD products groups that we acquired through the merger with Trikon in December 2005.  In addition, salaries, benefits and facilities costs increased by approximately $0.7 million in relation to our ongoing ALD and thermal batch processing research and development efforts in the quarter ended December 29, 2006 versus the quarter ended December 30, 2005.

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

	Quarter Ended
	December 29,	December 30,
	2006	2005
	(dollars in thousands)
Selling, general and administrative	$8,408	$5,115
Percent of net sales	14%	18%

The increase in selling, general and administrative expense of $3.3 million, or 64%, over the quarter ended December 30, 2005 was primarily due to increased legal and accounting fees of $0.6 million primarily in relation to litigation related costs, incremental costs of $0.7 million related to the infrastructure acquired in the merger with Trikon during December 2005, increases in salaries, employee benefits and commissions of $1.4 million, $0.3 million in increased costs related to international infrastructure build-up and a $0.4 million increase in export and licensing fees.  The increases were partially offset by the net gain from foreign currency exchange transactions of approximately $0.5 million.

In-process Research and Development

	Quarter Ended
	December 29,	December 30,
	2006	2005
	(dollars in thousands)
In-process research and development	$—	$393
Percent of net sales	0%	1%

In-process research and development incurred in the quarter ended December 30, 2005 was a result of the merger transaction with Trikon and represented the write-off of technology that had not yet reached technological feasibility.

Interest Expense

	Quarter Ended
	December 29,	December 30,
	2006	2005
	(dollars in thousands)
Interest expense	$1,251	$1,386
Percent of net sales	2%	5%

Our interest expense for the quarters ended December 29, 2006 and December 30, 2005 consisted primarily of interest incurred on our revolving line of credit, another line of credit, which is secured by a mortgage on our land and buildings, amortization of debt issuance costs on the lines of credit and amortization of the fair value of the warrants issued to affiliates of VantagePoint Venture Partners, or VPVP, in consideration for VPVP’s agreement to guarantee a portion of our revolving line of credit. In addition, dividends that were accrued on our mandatorily redeemable series B and B-1 preferred stock were charged to interest during the quarter ended December 30, 2005.

Aggregate borrowings under our revolving line of credit and mortgage line of credit were $40.8 million as of December 29, 2006 and $32.8 million as of December 30, 2005.  The average interest rates on our revolving and mortgage lines of credit increased from approximately 7.5% and 9.3%, respectively, during the quarter ended December 30, 2005 to approximately 8.25% and 10.63%, respectively, during the quarter ended December 29, 2006.  We recorded amortization of debt issuance costs and the fair value of the warrants of $386,000 and $413,000 during the quarters ended December 29, 2006 and December 30, 2005, respectively. During the quarter ended December 30, 2005, dividends earned of $220,000 on our mandatorily redeemable Series B and B-1 preferred stock were recorded as interest expense.  In connection with the closing of the private placement of 3,282,275 shares of our common stock on April 24, 2006, all outstanding shares of our mandatorily redeemable Series B and B-1 preferred stock were converted into shares of our common stock.  As a result of the conversion, dividends ceased accruing as of April 24, 2006.

Income Taxes

Because we have incurred significant operating losses during prior periods, no material federal or state income taxes have been recorded. We  recorded income taxes relating to certain profitable international subsidiaries.

Liquidity and Capital Resources

At December 29, 2006, we had $5.6 million available for additional borrowings under our revolving line of credit, subject to certain conditions, and $5.0 million available for additional borrowings under our mortgage line of credit, subject to our ability to meet certain financial or property zoning criteria. Our revolving line of credit has a stated maturity of August 11, 2007.

At December 29, 2006, our cash and cash equivalents were $15.5 million as compared to $10.7 million at September 29, 2006. This increase in cash and cash equivalents is primarily attributable to increased borrowings under our revolving line of credit and cash generated from operations during the quarter ended December 29, 2006.

On January 5, 2007, we filed a registration statement on Form S-1 under the Securities Act of 1933 for the purpose of offering 4,000,000 shares of our common stock for sale.  We intend to use the net proceeds from the offering for working capital, research and development and other general corporate purposes, which may include repaying borrowings under our mortgage and revolving lines of credit.

We currently anticipate that our existing cash balances, cash provided by operations, available borrowings under our existing lines of credit and net proceeds from our expected stock offering will be sufficient to meet our anticipated cash needs for at least the next 12 months.  However, we may choose to raise additional capital from the sale of debt or equity securities or from other sources in order to support our operations and expansion plans.   We may not be able to obtain any additional capital on acceptable terms, if at all.

Cash Flows from Operating Activities

Cash provided by operating activities for the quarter ended December 29, 2006 was $0.6 million.  Net income during the quarter ended December 29, 2006 of approximately $1.1 million, together with non-cash expense adjustments (depreciation, amortization, stock-based compensation, bad debt and net operating loss utilization) aggregating approximately $2.1 million, provided cash from operating activities to offset cash used to fund changes in operating assets and liabilities.  Net changes in operating assets and liabilities during the quarter used approximately $2.6 million of cash.  Cash used to fund increases in accounts receivable, prepaid expenses and other assets and a reduction in accounts payable was $3.9 million, $0.5 million and $3.6 million, respectively.  These uses of cash were partially offset by cash generated through a reduction in inventory of $2.5 million and increases in warranty liability and accrued liabilities of $1.2 million and $1.7 million, respectively.

Cash Flows from Investing Activities

Cash used in investing activities for the quarter ended December 29, 2006 was approximately $1.3 million. Investing activities during the quarter consisted of purchasing equipment primarily used in our development and demonstration laboratories.

Cash Flows from Financing Activities

Net cash generated by financing activities for the quarter ended December 29, 2006 was $5.7 million.  Incremental bank borrowings under our revolving line of credit generated $6.2 million in cash. Payments on our mortgage line of credit, short-term borrowings and capital lease obligations were the primary offsets to these borrowings.

At December 29, 2006, we had a revolving line of credit which consists of a $20.0 million revolving credit facility that is guaranteed by affiliates of VPVP and a separate revolving credit facility that provides for borrowings up to $20.0 million based upon a defined borrowing base. The borrowings under our revolving line of credit accrue interest at the bank’s prime rate of which $10.0 million is subject to an interest rate cap of 8.25%, which is payable monthly. Our revolving line of credit has a stated maturity of August 11, 2007. Outstanding borrowings under our revolving line of credit were $34.4 million at December 29, 2006 and $28.3 million at September 29, 2006.

At December 29, 2006, we had a $12.0 million line of credit secured by a mortgage on our land and buildings. The borrowings under this mortgage line of credit accrue interest at a rate of LIBOR plus a margin of 5.25%, of which $7.0 million is subject to a LIBOR rate capped at 6.75%, and is repayable in monthly principal installments of $23,333 plus interest. Our mortgage line of credit matures on September 30, 2007. Outstanding borrowings under our mortgage line of credit were $6.4 million at December 29, 2006 and $6.5 million at September 29, 2006, respectively.  The remaining availability of $5.0 million, which does not increase to reflect repayments under the terms of our mortgage line of credit, may be available in the future if we meet certain financial or property zoning criteria.

Off-Balance Sheet Arrangements

At December 29, 2006, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Obligations

Other than operating leases for certain equipment and real estate, we have no significant off-balance sheet transactions or unconditional purchase obligations.  See Note 8 to the Condensed Consolidated Financial Statements for a table of our cash obligations and commitments relating to our debt obligations and lease commitments as of December 29, 2006.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk currently affecting us, see Item 7A: “Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K for the fiscal year ended September 29, 2006.  Our exposure to market risk has not changed materially since September 29, 2006.

ITEM 4.    CONTROLS AND PROCEDURES

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

As of December 29, 2006, the end of the period covered by this report, based on the evaluation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 11, 2006, IPS, Ltd. (IPS) filed a lawsuit against us in the United States District Court for the Central District of California. The complaint alleges that we improperly used IPS’s confidential information to develop our Celsior single-wafer processing type atomic layer deposition technology. We have filed an answer denying the claim. The complaint is for unspecified monetary damages, injunctive relief and an order rescinding the settlement and distributor agreements that IPS and Aviza entered into in May 2004 in settlement of a prior lawsuit that IPS filed against ASML U.S., Inc. and Aviza in March 2004 relating to assets that we acquired from ASML in October 2003. We believe that we have complied with the settlement and distributor agreements and that the allegations contained in IPS’s complaint are without merit. We intend to contest the lawsuit vigorously.

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

ITEM 1A.  RISK FACTORS

There are no material changes to the risk factors described in the section entitled “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended September 29, 2006, except for (i) the addition of the risk factor entitled “We are subject to export regulations and could be required to pay substantial fines and penalties if we fail to comply with these regulations” and (ii) the updating of the risk factors entitled “We will be required to spend significant time, money and other resources to determine whether our internal control over financial reporting is effective.  If we are unable to achieve and maintain effective internal control over financial reporting, the value of your investment in Aviza could decline” and “We will not be required to furnish a report on our internal control over financial reporting until December 2008” to reflect the SEC’s final rule extending the deadlines for non-accelerated filers to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002.

We may need to raise capital in order to support our operations, which capital may not be available on terms acceptable to us, or at all.

At December 29, 2006, we had cash and cash equivalents of approximately $15.5 million and short-term debt of approximately $42.0 million.  We may need to raise capital from the sale of debt or equity securities or other sources in order to support our operations.  We may not be able to obtain this capital on acceptable terms, or at all.  If we issue additional equity or convertible debt securities to raise capital, your percentage ownership of Aviza will be reduced, and you may experience significant dilution.  In addition, new investors in Aviza may demand rights, preferences or privileges that differ from, or are senior to, yours, including warrants in addition to the securities purchased and protection against future dilutive transactions.

We are substantially leveraged, which could limit our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future manufacturing capacity and research and development needs.

We have significant indebtedness.  At December 29, 2006, we had total debt of approximately $43.0 million, of which approximately $42.0 million was short-term.  Our indebtedness could have serious consequences for our business, including limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate or other purposes.

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

We have incurred losses for most of our existence, and we may never again be able to achieve profitability.

We achieved profitability for the first time with net income of $1.1 million for the quarter ended December 29, 2006.  However, we incurred net losses of $14.7 million, $16.0 million and $19.7 million for the fiscal years ended September 29, 2006 (fiscal 2006), September 30, 2005 (fiscal 2005) and the fiscal period from October 7, 2003 through September 24, 2004 (fiscal 2004), respectively.  As a result, we will need to continue to increase our sales and reduce our costs in order to sustain profitability.  However, we may never again generate sufficient net sales or reduce our costs sufficiently to achieve profitability.  Even if we again achieve profitability, we may not have sustainable profitability on a quarterly or annual basis in the future.  If we are unable to sustain profitability, we may be forced to implement expense reduction measures, including selling assets, consolidating operations, reducing our workforce or delaying, canceling or reducing certain system development, marketing or other operational programs, any of which could harm our business.

We receive most of our net sales from a small number of customers, and the loss of, or a significant reduction or fluctuation in, orders from those customers could seriously harm our business.

For the quarter ended December 29, 2006, approximately 42% of our net sales were attributable to Inotera Memories Inc. and approximately 75% of our sales were attributable to our top 10 customers.  For our fiscal year ended September 29, 2006, approximately 35% of our net sales were attributable to two customers and approximately 74% of our net sales were attributable to our top 10 customers.  Winbond Electronics Corp. and Inotera Memories, Inc. accounted for 24% and 11% of our net sales in fiscal 2006, respectively.  For our fiscal year ended September 30, 2005, approximately 69% of our net sales were attributable to three customers and approximately 84% of our net sales were attributable to our top 10 customers.  Inotera Memories, Inc., Infineon Technologies AG and Winbond Electronics Corp. accounted for 43%, 15% and 11% of our net sales in fiscal 2005, respectively.  We expect to continue to receive a substantial portion of our net sales from a small number of customers for the foreseeable future.  If our largest customers delay, cancel or do not place orders, we may not be able to replace those orders with new orders.  As we expect to configure our systems to customer specifications, changing, rescheduling or cancelling orders may result in significant non-recoverable costs.  The loss of, or a significant reduction in, orders from any of our major customers could seriously harm our business.

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

In the event of a negative outcome in this dispute, we may be required to discontinue sales of our Celsior system, forgo development of other atomic layer deposition systems and pay monetary damages and attorneys’ fees, which could harm our business, financial condition and results of operations.

We are subject to export regulations and could be required to pay substantial fines and penalties if we fail to comply with these regulations.

We are subject to governmental regulations relating to the export of certain parts used in the manufacturing and maintenance of our systems.  If we fail to comply with these regulations, we could be required to pay substantial fines and penalties.

In November 2006, we discovered that we may have exported certain pressure transducers that are listed on the U.S. Bureau of Industry and Security’s Commerce Control List without proper authorization, either in the form of an export license or pursuant to an exception to the Bureau of Industry and Security’s export license requirements, and on December 20, 2006, we submitted our initial notification of a voluntary self-disclosure of possible export compliance problems to the Office of Export Enforcement in accordance with applicable Export Administration Regulations.  We are currently conducting a review of all of our exports of pressure transducers since October 7, 2003, the date on which we commenced operations, in order to determine the nature and scope of the potential issue with respect to those pressure transducers.  If, as a result of our review, we determine that we failed to comply with applicable U.S. export regulations, we may be required to pay civil fines and penalties to the U.S. government.  Because we have not yet completed our review, we do not know whether we will ultimately have to pay any fines or penalties or, if we do, whether those fines or penalties will be substantial.  If we have to pay substantial fines or penalties to the U.S. government, it could harm our financial condition and results of operations.

The semiconductor industry is highly cyclical and unpredictable.

Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current anticipated market demand for ICs and, in particular, the DRAM segment of the semiconductor industry, which accounted for a majority of our net sales for the quarter ended December 29, 2006 and the fiscal year ended September 29, 2006. The semiconductor industry has historically been cyclical due to sudden changes in manufacturing capacity.  These changes in capacity have affected the timing and amounts of our customers’ capital equipment purchases and investments in technology, and continue to affect our orders, net sales, gross margins and results of operations.

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

We generally do not enter into long-term purchase contracts with our customers.  Our business is characterized by short-term purchase orders and shipment schedules, and our customers may cancel or delay their orders without penalty.  As a result, it is difficult for us to forecast our net sales and to determine the appropriate levels of inventory that we need to carry in order to meet future demand.  In addition, because we do not have long-term contracts with our customers, we forecast our net sales and plan our production and inventory levels based upon the demand forecasts of our customers, which are highly unpredictable and can fluctuate substantially.  This could lead to increased inventory levels and increased carrying costs and risk of excess or obsolete inventory due to unanticipated reductions in purchases by our customers.

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

Substantially all of our net sales have come from the sale of systems that contain key components that are available only from a single source or limited sources.  As a result, we depend on a number of sole suppliers for key components used in the manufacturing of our systems.  If we are unable to obtain timely delivery of sufficient quantities of these components, we will be unable to manufacture systems to meet customer demand on a timely basis.  Most significantly, certain systems are designed around automation modules supplied by sole suppliers.  Due to the high cost of these modules, we keep very few in inventory.  Although we have never been unable to manufacture or ship a system due to an inability to obtain a component sourced from a sole supplier, if a sole supplier fails to deliver the component on a timely basis, delivery of certain systems could be delayed.  If a sole supplier is unable to deliver any such components for a prolonged period of time, we may have to redesign certain systems.  Redesigning systems could take significant time and be expensive, and we cannot assure you that we will be able to do so, or that customers will adopt the redesigned systems.

Warranty claims in excess of our estimates could seriously harm our business.

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

We currently outsource certain manufacturing and spare parts logistics functions to third-party service providers, and we may outsource more of those functions in the future.  While we expect to achieve operational flexibility and cost savings as a result of this outsourcing, outsourcing has a number of risks and reduces our control over the performance of the outsourced functions.  Significant performance problems by these third-party service providers could result in cost overruns, delayed deliveries, shortages, quality issues or other problems that could result in significant customer dissatisfaction and could harm our business, financial condition and results of operations.

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

Our requirements currently represent and are expected to continue to represent a small portion of the total capacities of our third-party service providers, and they may preferentially allocate capacity to other customers, even during periods of high demand for our systems. In addition, these third-party service providers could suffer financial difficulties or disruptions in their operations due to causes beyond our control.

The semiconductor industry is global and has expanded within Asia. We have penetrated this market with some of our systems. If we are unable to continue to penetrate this market with those systems and penetrate this market with our other systems, our business could be harmed.

The percentage of worldwide semiconductor production that is based in Asia is growing more rapidly than in other regions. Although we derived approximately 55% of our net sales for the quarter ended December 29, 2006 and64%, 65% and 46% of our net sales for fiscal 2006, 2005 and 2004, respectively, from our sales to customers located in the Asia Pacific region, our brand recognition in the region is limited. In order to grow our business, we need to penetrate the region with the addition of new customers, new systems and the expansion of our relationships with our existing customers. We have traditionally sold our systems primarily through our direct sales force. Although we have a direct sales force and local representatives in the Asia Pacific region, we cannot assure you that we will be able to continue penetrating markets in this region. Our failure to continue to penetrate these markets, or failure to attract the additional personnel necessary to service new and existing customers, may harm our competitive position and our future business prospects.

If we are unable to hire and retain a sufficient number of qualified personnel, our results of operations could be negatively affected.

Our success depends in part upon our ability to attract and retain qualified management, technical, sales and support personnel for our operations on a worldwide basis. We believe that our success is particularly dependent on the contributions of the principal members of our management, operations and engineering staff, including Jerauld J. Cutini, our President and Chief Executive Officer, Patrick C. O’Connor, our Executive Vice President and Chief Financial Officer, and John Macneil, our Executive Vice President and Chief Technology Officer. We do not have long-term employment contracts with these or any of our other key personnel, and their knowledge of our business and industry would be extremely difficult for us to replace. Competition for qualified personnel is intense, particularly in the San Francisco Bay Area, where our headquarters is located, and we cannot assure you that we will be able to continue to attract and retain qualified personnel. Our results of operations could be negatively affected by our loss of key executives or employees or our inability to attract and retain skilled executives and employees.

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

We derived a significant portion of ournet sales for the quarter ended December 29, 2006 andfiscal 2006 from sales in foreign countries, including certain countries in Asia such as Singapore, Taiwan, Japan, Malaysia, China and Korea. The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries, some of which are countries in which we have sold and in which we expect to continue to sell systems. For example, Taiwan is not a signatory to the Patent Cooperation Treaty, which is designed to specify rules and methods for defending intellectual property internationally. In Taiwan, the publication of a patent prior to its filing would invalidate the ability of a company to obtain a patent. There is a risk that our means of protecting our proprietary rights may not be adequate in some foreign countries. Our competitors in these countries may independently develop similar technology or duplicate our systems. If we fail to protect our intellectual property adequately in those countries, it would be easier for our competitors to sell competing products in those countries.

We will be required to spend significant time, money and other resources to determine whether our internal control over financial reporting is effective. If we are unable to achieve and maintain effective internal control over financial reporting, the value of your investment in Aviza could decline.

Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires that beginning with our Annual Report on Form 10-K for our fiscal year ending in September 2008, we must furnish a report on our internal control over financial reporting. This report will contain an assessment by our management of the effectiveness of our internal control over financial reporting. Beginning with our Annual Report on Form 10-K for our fiscal year ending in September 2009, this report will also contain an opinion by our independent registered public accounting firm as to our management’s assessment of our internal control over financial reporting and the effectiveness of our internal control over financial reporting.

We identified material weaknesses in our internal control over financial reporting as of the end of fiscal 2004, and Trikon Technologies, Inc., or Trikon, with which we completed our merger transaction in December 2005, restated its financial statements in May 2005 as a result of Trikon’s identification of errors which resulted in material weaknesses in its internal control over financial reporting. As a result of our and Trikon’s identified material weaknesses, we face a significant challenge in ensuring our operations are designed in a manner that is consistent with the framework of internal control established by the Committee of Sponsoring Organization of the Treadway Commission.

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

We are not currently required to furnish a report on our internal control over financial reporting pursuant to the SEC’s rules under Section 404 as part of the Annual Reports that we file on Form 10-K. These rules will apply to us when we file our Annual Report on Form 10-K for our fiscal year ending in September 2008, which we are required to file in December 2008. As a result, we cannot assure you that our internal control over financial reporting is effective, and you will not have a report from us to that effect until December 2008, and our independent registered public accounting firm will not have to provide their attestation on our management’s report or their opinion as to the effectiveness of our internal control over financial reporting until December 2009.

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

We have manufacturing facilities in Newport, South Wales, U.K., and sales and service offices in many other countries. In addition, approximately 55% of our net sales for the quarter ended December 29, 2006 and64% of our net sales for fiscal 2006 were derived from sales in the Asia Pacific region. In recent years, Asian economies have been highly volatile and recessionary, resulting in significant fluctuations in local currencies and other instabilities. Instabilities in Asian economies may continue and recur in the future or instability could occur in other foreign economies, any of which could harm our business, financial condition and results of operations.

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

Trikon’s net operating losses are subject to limitations arising from previous ownership changes and will be subject to additional limitations as a result of our merger transaction with Trikon. Our existing net operating losses also may be subject to limitations, and our merger transaction with Trikon may have resulted in our undergoing an ownership change, thus potentially further limiting our ability to use our net operating losses.It is impossible for us to ensure that we will not experience an ownership change in the future because changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code.

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

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. A disaster could severely damage our ability to deliver our systems to our customers. In order to manufacture our systems, we will need to maintain and protect our manufacturing facilities and computer systems, many of which will be located in or near our headquarters in Scotts Valley, California. Scotts Valley is located near a known earthquake fault zone. Although our facilities are designed to be fault-

tolerant, our systems are susceptible to damage from fire, floods, earthquakes, power loss, telecommunications failures and similar events. Although we maintain general business insurance against interruptions such as fires and floods, we cannot assure you that the amount of coverage will be adequate in any particular case.

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

At December 29, 2006, affiliates of VantagePoint Venture Partners, which we refer to collectively as VantagePoint, and Caisse de dépôt et placement du Québec, which we refer to as CDPQ, beneficially owned approximately 48% and 20%, respectively, of our outstanding common stock and will beneficially own approximately 38% and 16%, respectively, of our outstanding common stock upon completion of our proposed public offering of common stock. VantagePoint and CDPQ exercise significant influence over our operations, business strategy and the outcome of votes on all matters requiring stockholder approval, including the approval of significant corporate transactions such as mergers or other business combinations. VantagePoint or CDPQ may have interests that differ from the interests of our other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of Aviza or discouraging others from making tender offers for shares of our common stock, which could prevent our other stockholders from receiving a premium for their shares.

The price our common stock has been and may continue to be volatile, which may lead to losses by investors or to securities litigation.

The market price of our common stock has been and may continue to be volatile, and our stock price may decline in the future. For example, for the period from December 2, 2005, the first day that our common stock was publicly traded, through February 1, 2007, the closing price range of our common stock was $3.66 to $6.56 per share.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our 2007 Annual Meeting of Stockholders held on January 31, 2007, our stockholders approved the three proposals noted below by the following votes:

	FOR	AGAINST/ WITHHELD	ABSTAINED	BROKER NON-VOTES
Proposal One—Election of Directors
Jerauld J. Cutini	15,143,335	—	27,350	—
C. Richard Neely, Jr.	15,143,335	—	27,350	—

Proposal Two—Ratification of Independent Registered Public Accounting Firm	15,152,020	6,785	11,880	—

Proposal Three—Approval of the 2007 Bonus Plan	11,933,211	627,453	49,666	2,560,355

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
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

10.1

Amendment No. 2 to Second Amended and Restated Stockholder Agreement, dated as of December 1, 2006, by and among the Company, Trikon Technologies, Inc. and VantagePoint Venture Partners IV (Q), L.P., VantagePoint Venture Partners IV, L.P. and VantagePoint Venture Partners IV Principals Fund, L.P., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on December 21, 2006.

10.2	Aviza Technology, Inc. 2007 Management Bonus Plan, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant with the Commission on December 21, 2006.

10.3

Aviza Technology, Inc. Amended and Restated 2005 Stock Plan, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the registrant with the Commission on December 21, 2006.

10.4

Amendment No. 1 to the Trikon Technologies, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the registrant with the Commission on December 21, 2006.

10.5

Amendment No. 1 to the Aviza, Inc. 2003 Equity Incentive Plan, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the registrant with the Commission on December 21, 2006.

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

Dated: February 5, 2007
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

10.1

Amendment No. 2 to Second Amended and Restated Stockholder Agreement, dated as of December 1, 2006, by and among the Company, Trikon Technologies, Inc. and VantagePoint Venture Partners IV (Q), L.P., VantagePoint Venture Partners IV, L.P. and VantagePoint Venture Partners IV Principals Fund, L.P., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on December 21, 2006.

10.2	Aviza Technology, Inc. 2007 Management Bonus Plan, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant with the Commission on December 21, 2006.

10.3

Aviza Technology, Inc. Amended and Restated 2005 Stock Plan, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the registrant with the Commission on December 21, 2006.

10.4

Amendment No. 1 to the Trikon Technologies, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the registrant with the Commission on December 21, 2006.

10.5

Amendment No. 1 to the Aviza, Inc. 2003 Equity Incentive Plan, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the registrant with the Commission on December 21, 2006.

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