Form 10-Q
period 2007-03-30
Aviza Technology, Inc.
filed 2007-05-11
CIK 1311396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2007

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

YES ☐   NO ☒

As of May 8, 2007, the registrant had 20,815,252 shares of its common stock, par value $0.0001 per share, outstanding.

Aviza Technology, Inc.

 ITEM 1. FINANCIAL STATEMENTS

AVIZA TECHNOLOGY, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par amounts and number of shares)

(unaudited)

	March 30,	September 29,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,523	$10,722
Accounts receivable, net of allowance of $220 and $262, respectively	43,064	26,763
Inventory	56,902	54,499
Prepaid expenses and other current assets	7,674	6,638
Total current assets	129,163	98,622

PROPERTY, PLANT AND EQUIPMENT—net	28,375	25,266
INTANGIBLE ASSETS—net	4,224	4,755
OTHER ASSETS	889	463
TOTAL	$162,651	$129,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short term borrowings and current portion of notes payable	$37,727	$28,632
Accounts payable	28,135	30,792
Warranty liability	12,903	10,816
Accrued liabilities	15,462	13,716
Total current liabilities	94,227	83,956
NOTES PAYABLE—Long term	886	6,256
Total liabilities	95,113	90,212

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—5,000,000 shares authorized; none outstanding	—	—
Common stock, $0.0001 par value—100,000,000 shares authorized; 20,215,252 and 16,150,752 shares issued and outstanding at March 30, 2007 and September 29, 2006, respectively	2	2
Additional paid-in capital	113,610	88,655
Accumulated other comprehensive income	1,803	594
Accumulated deficit	(47,877)	(50,357)
Total stockholders’ equity	67,538	38,894
TOTAL	$162,651	$129,106

The accompanying notes are an integral part of these consolidated financial statements.

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Quarter Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
	2007	2006	2007	2006

NET SALES	$61,638	$36,241	$123,829	$65,184
COST OF GOODS SOLD	42,714	27,050	86,057	48,858

GROSS PROFIT	18,924	9,191	37,772	16,326

OPERATING EXPENSES:
Research and development	8,011	6,553	15,714	11,196
Selling, general and administrative	8,221	6,482	16,628	11,597
In-process research and development	—	9	—	402

Total operating expenses	16,232	13,044	32,342	23,195

INCOME (LOSS) FROM OPERATIONS	2,692	(3,853)	5,430	(6,869)

OTHER INCOME (EXPENSE):
Interest income	110	13	137	53
Interest expense	(1,063)	(1,356)	(2,315)	(2,742)
Other income (expense)—net	11	2	24	(145)

Total other expense—net	(942)	(1,341)	(2,154)	(2,834)

INCOME (LOSS) BEFORE INCOME TAXES	1,750	(5,194)	3,276	(9,703)
INCOME TAXES	395	118	796	240

NET INCOME (LOSS)	$1,355	$(5,312)	$2,480	$(9,943)

Income (loss) per share:
Basic	$0.08	$(0.52)	$0.15	$(1.42)
Diluted	$0.07	$(0.52)	$0.14	$(1.42)

Weighted average common shares:
Basic	17,538,955	10,305,831	16,844,853	7,011,864
Diluted	18,374,237	10,305,831	17,637,631	7,011,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVIZA TECHNOLOGY, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	March 30, 2007	March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,480	$(9,943)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	1,887	1,603
Amortization	767	1,454
Reduction in acquired intangible assets due to the use of acquired net operating losses	330	—
Fair value of common stock warrants issued for loan guarantee	—	251
Stock based compensation	914	639
Mandatorily redeemable preferred stock dividend accrued	—	439
Provision for allowance for doubtful accounts	(52)	(200)
Write off in-process research and development from Trikon	—	402
Changes in assets and liabilities:
Accounts receivable	(15,616)	4,466
Inventories	(1,158)	659
Prepaid and other assets	(15)	3,247
Accounts payable	(3,137)	249
Warranty liability	2,013	(2,004)
Accrued liabilities	1,473	1,855
Net cash (used in) provided by operating activities	(10,114)	3,117
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from Trikon net of direct merger costs	—	7,366
Purchases of property and equipment	(4,210)	(2,700)
Net cash (used in) provided by investing activities	(4,210)	4,666
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from credit lines	2,119	(2,532)
Proceeds from the issuance of common stock	24,042	40
Payments on mortgage loan	(140)	(140)
Payments on other short-term borrowings	(582)	(8,658)
Payments on capital lease obligations	(131)	(21)
Net cash provided by (used in) financing activities	25,308	(11,311)
Effect of exchange rates on foreign cash balances	(183)	(47)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,801	(3,575)
CASH AND CASH EQUIVALENTS:
Beginning of period	10,722	7,437
End of period	$21,523	$3,862
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,770	$1,438
Income taxes paid	$276	$63
Noncash investing and financing activities:
Notes payable issued for services to be rendered	$1,737	$—
Equipment acquired under capital lease	$715	$—
Fair value of common stock, options and warrants issued in the acquisition of Trikon Technologies, Inc.	$—	$24,442
Conversion of preferred stock, Series A, to common stock	$—	$32,650
Fair value of common stock warrants issued in exchange for loan guarantee	$—	$251
Property and equipment included in accounts payable at end of quarter	$393	$200

The accompanying notes are an integral part of these consolidated financial statements.

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2007

(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included.  Our operating results for the quarter and six months ended March 30, 2007 are not necessarily indicative of the results that may be expected for future quarters and the fiscal year ending September 28, 2007.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended September 29, 2006, which are included in our Annual Report on Form 10-K and the risk factors contained herein and therein.

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

Aviza Technology Inc.’s (the “Company” or “Aviza”) current fiscal year will end on September 28, 2007 and includes 52 weeks. We close our fiscal quarters on the last Friday of December, March, June and September.

On December 1, 2005, we completed our consolidation through merger with Trikon Technologies, Inc. (“Trikon”).  In connection with the merger transaction, our common stock became publicly traded on the NASDAQ Global Market under the symbol “AVZA.”  The financial information presented in this report represents:

1)              the financial position of the Company and its subsidiaries as of March 30, 2007 and September 29, 2006;

2)              the results of operations of the Company and its subsidiaries for the quarter and six months ended March 30, 2007;

3)              the cash flows of the Company and its subsidiaries for the six months ended March 30, 2007;

4)              the results of operations of the Company and its subsidiaries for the quarter and six months ended March 31, 2006, including Trikon from December 2, 2005; and

5)              the cash flows of the Company and its subsidiaries for the six months ended March 31, 2006, including Trikon from December 2, 2005.

See Note 5 for additional information related to the merger transaction.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

2.  Recent Accounting Pronouncements

During the quarter ended September 29, 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (“SAB 108”), which provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  SAB 108 calls for the quantification of errors using both a balance sheet and income statement approach based on the effects of such errors on each of the company’s financial statements and the related financial statement disclosures.  SAB 108 is effective for financial statements issued for the fiscal year ending after November 15, 2006.  Adoption of SAB 108 did not have a significant impact on our results of operations or financial condition.

On December 21, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 00-19-2, “Accounting for Registration Payment Arrangements,” which requires an issuer to account for a contingent obligation to transfer consideration under a registration payment arrangement in accordance with FASB Statement No. 5, “Accounting for Contingencies” and FASB Interpretation 14, “Reasonable Estimation of the Amount of Loss.”  Registration payment arrangements are frequently entered into in connection with issuance of unregistered financial instruments, such as equity shares or warrants.  A registration payment arrangement contingently obligates the issuer to make future payments or otherwise transfer consideration to another party if the issuer fails to file a registration statement with the SEC for the resale of specified financial instruments or fails to have the registration statement declared effective within a specific period.  The FSP requires issuers to make certain disclosures for each registration payment arrangement or group of similar arrangements.  The FSP is effective immediately for registration payment arrangements and financial instruments entered into or modified after the FSP’s issuance date.  For previously issued registration payment arrangements and financial instruments subject to those arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006.  The adoption of this FSP did not have a significant impact on our financial condition or results of operations.

3.  Balance Sheet Details

	March 30, 2007	September 29, 2006
	(in thousands)
Inventories:
Raw materials	$30,524	$29,414
Work-in-process	23,009	21,337
Finished goods and evaluation systems	3,369	3,748
Total	$56,902	$54,499

Prepaid expenses and other current assets:
Deferred installation costs	$1,582	$1,301
Taxes	2,077	2,003
Other	4,015	3,334
Total	$7,674	$6,638

Property, plant and equipment, net:
Land	$1,839	$1,839
Buildings and improvements	12,160	12,047
Machinery and equipment	14,884	12,947
Office furnishings, fixtures and equipment	2,869	2,659
Construction in process	5,692	2,840
Total	37,444	32,332
Accumulated depreciation	(9,069)	(7,066)
Net property, plant and equipment	$28,375	$25,266

Accrued liabilities:
Accrued payroll and payroll taxes	$6,210	$4,584
Deferred revenue	2,891	2,023
Other	6,361	7,109
Total	$15,462	$13,716

4.  Stock-Based Compensation

Effective October 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”).  SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period.  The measurement of stock-based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk-free interest rate and award cancellation rate.  The input factors used in the valuation model are based on subjective future expectations combined with management judgment.  If there is a difference between the assumption used in determining stock-based compensation costs and the actual factors, which become known over time, we may change future input factors used in determining stock-based compensation costs.  These changes may materially impact our results of operations in the period such changes are made.

We adopted the modified prospective application method as provided by SFAS 123(R).  Under this method, SFAS 123R was applied to new awards and to awards modified, repurchased or cancelled after the effective date.  Accordingly, prior period amounts have not been restated.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered, such as unvested stock options, that were outstanding as of the date of adoption are being recognized as the remaining requisite services are rendered.  The compensation cost relating to unvested awards at the date of adoption was based on the grant-date fair value for those awards granted after June 24, 2005, the date of the Company’s initial filing of a Form S-4 registration statement relating to the merger transaction as discussed in Note 5, and based on the intrinsic values as previously recorded under APB Opinion No. 25 for awards granted prior to that date.

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

Under our stock option plans, we may grant options to purchase up to a maximum of 5,644,000 shares of common stock, including outstanding options, to employees, directors and consultants at prices not less than the fair market value on the date of the grant. These options generally vest over four to five years and generally expire seven to ten years from the date of the grant.

We recognized stock-based compensation expense of $477,000 and $914,000 during the quarter and six months ended March 30, 2007, respectively, and $532,000 and $639,000 during the quarter and six months ended March 31, 2006, respectively.  Due to uncertainty surrounding the realization of the income tax benefit related to stock-based compensation expense, there is no related income tax benefit recognized in the consolidated statements of operations for the quarters and six months ended March 30, 2007 and March 31, 2006, respectively, as a full valuation allowance has been provided against the deferred tax asset.

The fair value of our stock options granted in the quarter and six month periods ended March 30, 2007 and March 31, 2006, respectively, was estimated using the following weighted average assumptions:

	Quarter Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
	2007	2006	2007	2006
Expected life (years)	4.1	4.8	4.4	5.4
Risk-free interest rate	4.8%	4.6%	4.7%	4.5%
Stock price volatility	59.9%	73.7%	61.8%	74.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%

The following table summarizes our stock option activity under the stock plans during the quarter and six months ended March 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 29, 2006	3,791,164	$5.08	7.50	$4,181,950
Granted	111,500	4.55		—
Forfeited	(44,433)	17.23		—
Outstanding at December 29, 2006	3,858,231	4.92	7.26	4,876,582
Granted	170,000	6.06		—
Exercised	(64,500)	2.49		—
Forfeited	(38,565)	9.88		—
Outstanding at March 30, 2007	3,925,166	4.97	7.00	13,476,757
Options exercisable at March 30, 2007 and expected to become exercisable	3,418,350	5.00	7.00	12,181,436
Options vested and exercisable at March 30,2007	1,862,942	$5.38	6.97	$7,918,114

The aggregate intrinsic value represents total pre-tax intrinsic value based on the closing stock price of $3.80, $4.27 and $7.24 per share at September 29, 2006, December 29, 2006 and March 30, 2007, respectively.

As of March 30, 2007, there was $4.1 million of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures.  The cost is expected to be recognized over a weighted average period of approximately 2.89 years.

The following table details total stock-based compensation expense for the quarter and six months ended March 30, 2007 and March 31, 2006, respectively:

	Quarter Ended		Six Months Ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
	(in thousands)
Cost of goods sold	$52	$75	$101	$87
Research and development	109	129	223	143
Selling, general and administrative	316	328	590	409
Pre-tax stock-based compensation expense	477	532	914	639
Income tax benefits	—	—	—	—
Net stock-based compensation expense	$477	$532	$914	$639

The options outstanding and exercisable at March 30, 2007 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Vested and Exercisable	Weighted Average Exercise Price
$0.83 - $0.83	1,107,574	6.88	$0.83	899,796	$0.83
$0.84 - $4.98	1,506,120	6.30	4.14	405,273	3.30
$4.99 - $5.60	894,750	8.72	5.57	318,441	5.58
$5.61 - $87.07	416,722	6.15	17.64	239,432	25.74
$0.83 - $87.07	3,925,166	7.00	$4.97	1,862,942	$5.38

The weighted average fair value of options on the grant date, as determined under SFAS 123(R), granted during the quarter and six months ended March 30, 2007 was $3.07 and $2.89 per share, respectively, and $3.13 and $3.42 per share for the quarter and six months ended March 31, 2006, respectively.

The total intrinsic value of options exercised during the quarter and six months ended March 30, 2007 was $290,000. For the quarter and six months ended March 31, 2006, the intrinsic value was $51,000 and $118,000, respectively.  The total cash received from employees as a result of employee stock option exercises during the quarter and six months ended March 30, 2007 was $161,000.  For the quarter and six months ended March 31, 2006 the amount received was $14,000 and $40,000, respectively.

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

A summary of the total consideration given in the merger with Trikon is as follows (in thousands, except share and per share amounts):

Issuance of Aviza common stock (4,568,946 shares at $5.17 per share)	$23,632
Value of substitute options and warrants to acquire 629,126 shares of Aviza common stock in exchange for all outstanding options and warrants of Trikon	499
Total equity consideration	24,131
Direct merger costs	6,116
Total consideration	$30,247

Under the purchase method of accounting, the total consideration issued for Trikon common stock, options and warrants as shown in the table above was allocated to the Trikon tangible and intangible assets, and liabilities based on their estimated fair values as of the date of the merger transaction.

Pro Forma Financial Information for the Merger with Trikon

The results of operations of Trikon have been included in our results of operations for all periods subsequent to the December 1, 2005 merger date.  The following pro forma financial information includes adjustments related to the amortization of purchased intangibles, depreciation of purchased fixed assets, elimination of deferred rent liability and stock-based compensation costs that would have been recorded if the acquisition had occurred at the beginning of the period presented.  The pro forma financial information for the combined entities has been prepared for comparative purposes only and is not necessarily indicative of what the actual results may have been if the acquisition had in fact occurred at the beginning of the period presented or of future results.  Pro forma results for the six months ended March 31, 2006 were (in thousands, except per share amounts):

Six Months Ended March 31, 2006
Net sales	$71,649
Net loss	$(12,070)
Net loss per share:
Basic and diluted	$(1.17)
Weighted average common shares:
Basic and diluted	10,295

6.             Borrowing Facilities

Borrowings consist of the following (in thousands):

	March 30, 2007	September 29, 2006
Bank loans (revolving line of credit)	$30,396	$28,277
Mortgage note payable	6,323	6,463
Other notes payable	1,155	—
Capital lease obligations	739	148
Total	38,613	34,888
Less current portion	37,727	28,632
Long term portion	$886	$6,256

During April 2007, we entered into a new credit agreement with a syndication of banks to refinance our existing bank loan and mortgage note payable.  The new credit facility includes a revolving line of credit secured by accounts receivable and inventory, an equipment term loan and a commercial real estate term loan.  We may borrow up to $55,000,000 under the new credit facility.  The revolving portion of the loan has a two-year term.  The equipment term loan has a three year amortization period with monthly payments of principal and accrued interest.  Maximum borrowings under this provision of the facility are $4,000,000 and are secured by a lien on the equipment of the Company.  The real estate portion of the facility has a four year term and is secured by a deed of trust on our Scotts Valley facility.  Monthly payments of principal and accrued interest will be based on a 20 year amortization period of the loan principal.  Based on the current appraised value, the maximum borrowing under the real estate portion of the facility is $11,935,000.  As principal is paid down under the equipment and real estate portions of the facility, additional borrowing availability will be created under the revolving portion of the credit facility so that we have a maximum of $55,000,000 in borrowing availability at all times under the agreement.  Borrowings under the new credit facility will bear interest of one-month London Interbank Offering Rate (LIBOR) plus 2.43%.  The interest rate will be reduced by 0.25% if we achieve a certain level of net income during the quarter ending June 29, 2007.  The credit agreement contains certain financial and operating covenants.  Loan commitment fees totaling $210,000 and other direct expenses incurred to secure the facility will be amortized over the life of the loans.

In connection with the refinancing above, approximately $525,000 of costs relating to the prior financing agreements will be expensed during the quarter ending June 29, 2007.

7.             Intangible Assets

Intangible assets are recorded at cost, net of accumulated amortization, and are amortized over their estimated useful lives using the straight-line method.  The estimated useful lives for our intangible assets are as follows:

Licenses	10 to 15 years
Developed technology	10 years
Brands and trademarks	10 years
Customer relationships	10 years
Patents	10 years

We evaluate intangibles for indicators of possible impairment when events or circumstances indicate the carrying amount of the asset may not be recoverable.

Intangible assets at March 30, 2007 and September 29, 2006 consist of the following (in thousands):

	March 31, 2007				September 29, 2006
	Cost	Income Tax Adjustment	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Licenses	$4,028	$(8)	$(469)	$3,551	$4,026	$(268)	$3,758
Developed technology	729	(205)	(95)	429	694	(58)	636
Brands and trademarks	101	(29)	(13)	59	96	(8)	88
Customer relationships	232	(65)	(30)	137	220	(18)	202
Patents	82	(23)	(11)	48	78	(7)	71
Total	$5,172	$(330)	$(618)	$4,224	$5,114	$(359)	$4,755

During the six months ended March 30, 2007, one of the subsidiaries we acquired in connection with the merger with Trikon generated sufficient taxable income to recognize a portion of the net deferred tax assets acquired in the merger related to net operating loss carryforwards.  Management has previously been unable to assert that it was more likely than not that the Company would generate sufficient taxable income to realize the net deferred tax assets in excess of the deferred tax liabilities recorded in relation to the write-up of inventory and intangibles to fair value at December 1, 2005, the date of the consummation of the merger transaction.  Accordingly, the net deferred tax assets had been previously offset in full by a valuation allowance on that date.  In the absence of goodwill, under generally accepted accounting principles, the tax benefit derived from reversal of this valuation allowance must be applied first to reduce non-current intangible assets related to the merger transaction, and second to reduce income tax expense.  Approximately $180,000 and $330,000 of the valuation allowance attributed to net deferred tax assets relating to the net operating loss carry forward acquired in the merger transaction was recognized during the quarter and six months ended March 30, 2007, respectively and the intangible assets acquired in the merger transaction have been reduced accordingly.  The remaining net deferred tax assets continue to be offset in full by a valuation allowance at March 30, 2007.

Amortization expenses relating to all intangibles, excluding in-process research and development acquired from Trikon was $125,000 and $253,000 for the quarter and six months ended March 30, 2007, respectively, and $98,000 and $107,000 for the quarter and six months ended March 31, 2006, respectively.  Based on the intangible assets recorded at March 30, 2007, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining amortization expense is expected to be as follows (in thousands):

Year Ending:
September 28, 2007 (remaining six months)	$243
September 26, 2008	487
September 25, 2009	487
September 24, 2010	487
September 30, 2011	487
Thereafter	2,033
Total	$4,224

8.             Warranty and Guarantees

Warranty—The Company accrues for the estimated cost of the warranty on its systems, which includes the cost of the labor and parts necessary to repair systems during the warranty period. The amounts recorded in the warranty accrual are estimated based on actual historical costs incurred and on estimated probable future expenses related to current sales.  New systems typically have warranty periods ranging from one to three years. The components of the warranty accrual are as follows:

	Quarter Ended		Six Months Ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
	(in thousands)
Beginning warranty accrual	$12,099	$13,774	$10,816	$13,599
Additional accruals for new shipments	2,723	1,400	5,763	2,711
Warranty liability assumed in merger	—	—	—	1,386
Warranty costs incurred	(1,915)	(1,942)	(3,754)	(3,228)
Expirations and change in liability for pre-existing warranties during the period	(4)	(254)	78	(1,490)
Ending warranty accrual	$12,903	$12,978	$12,903	$12,978

Guarantees—In addition to system warranties, the Company, from time to time, in the normal course of business, indemnifies certain customers against third-party claims that the Company’s systems, when used for their intended purposes, infringe the intellectual property rights of such third party or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, the Company has not made payments under these obligations and no liabilities have been recorded for these obligations on the balance sheet at March 30, 2007 and September 29, 2006, respectively.

9.             Stock Issuance

On February 28, 2007, we sold 4,000,000 shares of our common stock in a public offering at $6.50 per share pursuant to our registration statement on Form S-1 filed under the Securities Act of 1933.  Proceeds from the sale, net of direct costs related to the offering, were approximately $23.9 million.

During April 2007, the underwriter of our public offering exercised its right to purchase an additional 600,000 shares of our common stock to cover over-allotments. Net proceeds from the sales of these shares, after the underwriting discount, were approximately $3.7 million.

10.  Commitments and Contingencies

In November 2006, we discovered that we may have exported certain pressure transducers that are listed on the U.S. Bureau of Industry and Security’s Commerce Control List without proper authorization, either in the form of an export license or pursuant to an exception to the Bureau of Industry and Security’s export license requirements, and on December 20, 2006, we submitted our initial notification of a voluntary self-disclosure of possible export compliance problems to the Office of Export Enforcement in accordance with applicable Export Administration Regulations.  Since December 20, 2006, we conducted a comprehensive review of our exports of pressure transducers and determined that during the period between September 2003 and November 2006, controlled pressure transducers had been exported on 38 occasions without proper export licenses or other authorization from the U.S. Bureau of Industry and Security. Accordingly, we voluntarily submitted a supplementary self-disclosure letter to the Office of Export Enforcement on April 13, 2007.  The matter is now pending with the Office of Export Enforcement, and we do not know whether we will ultimately have to pay any fines or penalties or, if we do, whether those fines or penalties will be substantial.

On April 11, 2006, IPS, Ltd. filed a lawsuit against us in the United States District Court for the Central District of California. The complaint alleges that we improperly used IPS’s confidential information to develop our Celsior single-wafer processing type atomic layer deposition technology. We have filed an answer denying the claim. The complaint is for unspecified monetary damages, injunctive relief and an order rescinding the settlement and distributor agreements that IPS and Aviza entered into in May 2004 in settlement of a prior lawsuit that IPS filed against ASML U.S., Inc. and Aviza in March 2004 relating to assets that we acquired from ASML in October 2003. We believe that we have complied with the settlement and distributor agreements and that the allegations contained in IPS’s complaint are without merit. We intend to contest the lawsuit vigorously. Discovery in the litigation has not yet begun because the parties disagree about the proper forum in which to resolve the claims asserted by IPS. On May 12, 2006, we filed with the United States District Court for the Northern District of California a petition to compel arbitration in Santa Clara County, California. On August 3, 2006, Judge Ware of the Northern District of California found that one or more of the claims asserted by IPS were likely arbitrable and ordered the parties to arbitration to determine which claims were properly subject to arbitration. On October 23, 2006, Judge Cooper of the Central District of California stayed proceedings pending resolution of the question of arbitrability.  Briefing regarding the question of arbitrability is complete, and the matter will be argued on May 11, 2007 before a panel of arbitrators.  IPS has also indicated that it will file a motion before Judge Cooper to amend its complaint to modify two of its claims.

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

As of March 30, 2007, Aviza’s cash obligations and commitments relating to its debt obligations and lease payments were as follows:

	Payments due by period
		Less Than	One to	Three to	Greater than
	Total	One Year	Three Years	Five Years	Five Years
	(in thousands)
Bank loan (revolving line of credit)	$30,396	$30,396	$—	$—	$—
Note payable	6,323	6,323		—	—
Other short-term borrowings	1,209	765	444	—	—
Operating lease obligations	6,487	2,742	3,462	118	165
Capital lease obligations	789	308	450	31	—

Payments due by period include interest expense on all debt and capital lease obligations with fixed interest rates.  This excludes our revolving line of credit and mortgage note payable.

See Note 6 for disclosure regarding the refinancing of our line of credit and mortgage note payable during April, 2007.

11.  Major Customers

During the quarter and six months ended March 30, 2007, one customer accounted for 43% and 42% of total net sales, respectively.  For the quarter ended March 31, 2006, three customers accounted for 19%, 12% and 10% of total net sales, respectively.  During the six months ended March 31, 2006, two of these customers accounted for 16% and 13% of total net sales, respectively. A different customer accounted for 20% of total net sales during the six months ended March 31, 2006.

12.  Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Quarter Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
	2007	2006	2007	2006
	(in thousands)
Net income (loss)	$1,355	$(5,312)	$2,480	$(9,943)
Currency translation adjustment	203	(28)	1,209	(16)
Total comprenhensive income (loss)	$1,558	$(5,340)	$3,689	$(9,959)

13.  Income (Loss) Per Share

Basic income (loss) per share has been computed based upon the weighted average number of common shares outstanding for the periods presented. Diluted income (loss) per share is calculated as though all potentially dilutive shares were outstanding during the period, based upon the application of the treasury stock method.  The following details the calculation of net income (loss) per share for the periods presented (in thousands except share and per share data):

	Quarter Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$1,355	$(5,312)	$2,480	$(9,943)
Denominator:
Weighted average shares, basic	17,538,955	10,305,831	16,844,853	7,011,864
Effect of potentially dilutive securities:
Stock options	835,282	—	792,778	—
Dilutive weighted average shares outstanding	18,374,237	10,305,831	17,637,631	7,011,864
Net income (loss) per share - basic	$0.08	$(0.52)	$0.15	$(1.42)
Net income (loss) per share - diluted	$0.07	$(0.52)	$0.14	$(1.42)

For the six months ended March 30, 2007 and March 31, 2006, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted net income (loss) per share in the periods presented, as their effect would have been anti-dilutive. The shares of common stock issuable upon conversion or exercise of such outstanding securities consist of the following:

	Six months ended
	March 30,	March 31,
	2007	2006

Stock options	2,390,999	2,748,459
Common stock warrants	406,725	406,725
Series B and B-1 preferred stock converted to common stock	—	2,536,974

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

The statements in this report include forward-looking statements. These forward-looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology, including the words “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. These forward-looking statements relate to, among other things: our sales, results of operations and anticipated cash flows; capital expenditures; depreciation and amortization expenses; research and development expenses; sales, general and administrative expenses; the development and timing of the introduction of new products and technologies; our ability to maintain and develop relationships with our existing and potential future customers and our ability to maintain the level of investment in research and development and capacity that is required to remain competitive.  Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including, but not limited to: variability of our revenues and financial performance; risks associated with product development and technological changes; the acceptance of our systems in the marketplace by existing and potential future customers; disruption of operations or increases in expenses due to our involvement in litigation or caused by civil or political unrest or other catastrophic events; general economic conditions and conditions in the semiconductor industry in particular; the continued employment of our key personnel and risks associated with competition.

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

Overview

We design, manufacture, sell and support advanced semiconductor capital equipment and process technologies for the global semiconductor industry and related markets. We offer both front-end-of-line and back-end-of-line systems and process technologies used for these markets addressing critical thin film formation technologies, including ALD, PEC, which consists of PVD, Etch and CVD, and thermal processing systems.

Our customer base is geographically diverse and includes both integrated device manufacturers and foundry-based manufacturers. We have a broad installed base, with approximately 2,500 systems in active operation for which we are providing ongoing parts and services worldwide. We sell our systems globally primarily through a direct sales force and in some instances through local independent sales representatives.  For the six months ended March 30, 2007, one customer, Inotera Memories Inc., accounted for 42% of our net sales and approximately 73% of our net sales was attributable to our top ten customers.  For the fiscal year ended September 29, 2006, two customers, Winbond Electronics Corp. and Inotera Memories Inc., accounted for 24% and 11% of our net sales, respectively, and approximately 74% of our net sales in fiscal 2006 was attributable to our top ten customers. For the fiscal year ended September 30, 2005, three customers, Inotera Memories, Inc., Infineon Technologies AG and Winbond Electronics Corp., accounted for 43%, 15% and 11% of our net sales, respectively, and approximately 84% of our net sales in fiscal 2005 was attributable to our top ten customers.  Our largest customers may vary from year to year depending upon, among other things, the customer’s annual budget for capital expenditures, plans for new fabrication facilities and expansions and new system introductions by us. We expect sales of our systems to relatively few customers will continue to account for a high percentage of net sales during future periods.

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

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 104 (“SAB 104”) and EITF 00-21. These accounting standards require that four basic criteria must be met before revenue can be recognized:

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

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and any ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, if we were to determine that we would not be able to realize all or part of a net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. As of March 30, 2007, we had a full valuation allowance for our net deferred tax assets.

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

Results of Operations

The financial information in the table below is for the quarters and six months ended March 30, 2007 and March 31, 2006:

	Quarter Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
	2007	2006	2007	2006
Net sales	100%	100%	100%	100%
Cost of goods sold	69%	75%	69%	75%
Gross margin	31%	25%	31%	25%
Operating expenses:
Research and development	13%	18%	13%	17%
Selling, general and administrative	13%	17%	13%	18%
In-process research and development	0%	0%	0%	1%
Total operating expenses	26%	35%	26%	36%
Income (loss) from operations	5%	(10)%	5%	(11)%
Other income (expense):
Interest income	0%	0%	0%	0%
Interest expense	(2)%	(4)%	(2)%	(4)%
Other income (expense), net	0%	0%	0%	0%
Total other income (expense)	(2)%	(4)%	(2)%	(4)%
Income (loss) before income taxes	3%	(14)%	3%	(15)%
Income taxes	1%	0%	1%	0%
Net income (loss)	2%	(14)%	2%	(15)%

Net Sales

	Quarter Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
	2007	2006	2007	2006
	(in thousands)
Net sales	$61,638	$36,241	$123,829	$65,184

Net sales for the quarter ended March 30, 2007 increased by approximately $25.4 million, or 70%, from the quarter ended March 31, 2006.  This increase was due primarily to the following:

•                                          Approximately $2.3 million increase in net sales of our PVD, Etch and CVD system lines primarily related to increased field acceptances of our systems during the quarter ended March 30, 2007 over the quarter ended March 31, 2006.

•                                          Approximately $23.1 million increase in net sales related to our deposition and thermal processing systems.  Sales recognized upon shipment of our RVP 300plus and ALD systems increased by approximately $22.9 million.  Unit shipment of our deposition and thermal processing systems increased by 127% during the quarter ended March 30, 2007 over the quarter ended March 31, 2006.  Service and spare parts sales increased by approximately 7% over the quarter ended March 31, 2006 due primarily to higher volume in the Asia Pacific region.

Net sales for the six months ended March 30, 2007 increased by approximately $58.6 million, or 90%, over the six months ended March 31, 2006.  This increase was due primarily to the following:

•                                          The integration of our PVD, Etch and CVD system lines into our suite of products and customer base.  Because our merger with Trikon occurred on December 1, 2005, the six-month period ended March 31, 2006 included only $9.6 million of net sales contributed by our Trikon subsidiary.  Net sales related to these systems during the six months ended March 30, 2007 increased by approximately $21.4 million over the six months ended March 31, 2006.

•                                          Approximately $37.2 million increase in net sales related to our deposition and thermal processing equipment.  Unit shipments of our deposition and thermal processing equipment increased by 85% during the six months ended March 30, 2007 over the six months ended March 31, 2006.  Net sales recognized upon shipment increased by $36.2 million due to the increase in shipments, lower average revenue deferrals on our RVP 300plus systems and sales recognized on our ALD Celsior system shipments.  The lower average revenue deferrals on the RVP 300plus systems are primarily the result of more favorable payment terms negotiated with our customers.  The change in payment terms in most instances reduces the amount of contingent revenue that we need to defer upon system shipment.  Service and spare parts sales increased by approximately 16% due primarily to increased demand in the Asia Pacific region and field option upgrade sales.  These increases were partially offset by a decrease of $1.6 million in net sales recognized on field acceptances of our deposition and thermal batch processing systems related to the timing of such acceptances during the six months ended March 30, 2007 versus the six months ended March 31, 2006.

During the quarter and six months ended March 31, 2006, our ALD Celsior system was considered to be “new technology” for revenue recognition purposes.  Under our revenue recognition policy, sales of systems considered to be new technology are 100% deferred at shipment and not recognized until customer acceptance.  Upon achievement of the required number of customer acceptances necessary to transition a system to proven technology, all non-contingent revenue associated with shipments of that particular system is recognized upon shipment.  During the quarter and six months ended March 30, 2007, we recognized $8.8 million and $15.2 million in net sales upon shipment of our ALD systems, respectively.

During the quarter ended December 29, 2006, our Deep Silicon Etch Chamber, or DSi Chamber, which offers benefits to production users in system-in-package, wafer level packaging and conventional micro electro mechanical systems applications, became “proven technology” after sufficient successful installations and acceptances at our customer sites to warrant the change from “new technology” to “proven technology.”

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

	Quarter Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
	2007	2006	2007	2006
	(dollars in thousands)
Gross profit	$18,924	$9,191	$37,772	$16,326
Gross margin	31%	25%	31%	25%

The increase in gross margin of 6% during the quarter ended March 30, 2007 as compared to the quarter ended March 31, 2006 was primarily the result of improved gross margin on the ALD, thermal processing and PEC systems on both the net sales recorded at shipment and net sales recorded on customer acceptance.  These improvements are summarized as follows:

•                                          Gross margin recognized on shipment of the RVP300plus systems increased by approximately 6% over the March 2006 quarter. This was due primarily to certain reconfigurations of the systems, which more than offset lower average selling prices.  Net sales on RVP 300plus constituted 44% of net sales during the quarter ended March 30, 2007 as compared to 33% during the quarter ended March 31, 2006.

•                                          Gross margin recognized on shipment of our PEC systems increased by 27% during the quarter ended March 30, 2007 over the quarter ended March 31, 2006.  This was primarily due to the impact of purchase accounting adjustments on inventory costs during the March 2006 quarter resulting from our acquisition of Trikon during December 2005.

•                                          Net sales related to the shipment of ALD Celsior systems increased to 15% of total net sales which contributed to higher gross margins during the quarter ended March 30, 2007.

•                                          Gross margin recognized upon customer acceptance of our systems increased by approximately 22% due primarily to lower costs deferred on the RVP 300plus systems due to lower manufacturing costs.

•                                          These gross margin improvements were partially offset by lower service revenue as a percentage of total revenue.

During the six months ended March 30, 2007, gross margin increased by 6% as compared with the six months ended March 31, 2006.  The increase was primarily due to the following:

•                                          Changes in the product mix of the systems sold.  The percentage of net sales attributable to the RVP 300plus batch thermal processing system increased by 2%, to 40% of total net sales.  Higher gross margin ALD and PEC systems increased by 5% and 10%, to 13% and 20% of total net sales, respectively.  These product mix improvements were partially offset by lower service revenues as a percentage of total revenue during the six months ended March 30, 2007 as compared to the six months ended March 31, 2006.

•                                          Gross margins recognized on shipment of our RVP 300plus systems increased by 5% due to lower manufacturing costs which more than offset lower average selling prices.

•                                          The ALD Celsior system achieved significantly higher gross margins than its predecessor, the ALD Pantheon system.

•                                          Gross margins recognized on shipment of our PEC systems that we acquired in our merger with Trikon in December 2005 increased by 22% during the six months ended March 30, 2007 as compared to the six months ended March 31, 2006.  This was primarily due to purchase accounting adjustments related to inventory that we acquired in our merger with Trikon in December 2005.

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

	Quarter Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
	2007	2006	2007	2006
	(dollars in thousands)
Research and development	$8,011	$6,553	$15,714	$11,196
Percent of net sales	13%	18%	13%	17%

The increase in research and development costs of approximately $1.5 million, or 22%, during the quarter ended March 30, 2007 over the quarter ended March 31, 2006 was primarily due to increased prototype supply spending; salaries and benefits; demonstration lab costs, including facilities, supplies and gases and depreciation on lab equipment.  These increases were related to ongoing research and development activities in support of the PEC, ALD and thermal batch processing system lines.

During the six months ended March 30, 2007, research and development costs increased by approximately $4.5 million, or 40%, as compared to the six months ended March 31, 2006.  The increase in research and development costs was due to the following:

•                                          Increased costs related to ongoing research and development of PEC related products totaling $3.1 million.  Approximately $1.4 million of the increase was related to prototype supplies supporting a next generation product development project.  In addition, the six months ended March 31, 2006 only included costs incurred subsequent to the December 2005 merger with Trikon.

•                                          Increased salaries, benefits and development lab related costs, including facilities, supplies, chemicals and gases, and depreciation, made up the majority of a $1.4 million increase in costs related to our ongoing ALD and thermal batch processing research and development efforts.

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

	Quarter Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
	2007	2006	2007	2006
	(dollars in thousands)
Selling, general and administrative	$8,221	$6,482	$16,628	$11,597
Percent of net sales	13%	17%	13%	18%

The increase in selling, general and administrative expense of approximately $1.7 million, or 27%, in the quarter ended March 30, 2007 as compared to the quarter ended March 31, 2006 was primarily due to approximately $0.6 million of increases in salaries, benefits and commissions, $0.2 million in increased cost related to international infrastructure build-up, a $0.2 million increase in allocated facilities charges and approximately $0.4 million related to a lower net gain on foreign currency exchange transactions.

Selling, general and administrative expenses increased by approximately $5.0 million, or 43%, during the six months ended March 30, 2007 as compared to the six months ended March 31, 2006.  The increase was related primarily to increased salaries and benefits of approximately $1.4 million, $0.6 million in increased litigation costs, a $0.5 million increase in export, licensing and franchise tax fees, a $0.4 million increase in commissions related to increased sales activity, $0.4 million of increased costs related to international infrastructure build-up and approximately $0.3 million increase in allocated facilities charges.  In addition, $0.6 million in increased selling, general and administrative costs was due to the inclusion of the merged Trikon subsidiary for only a portion of the six-month period ended March 31, 2006 subsequent to our December 2005 merger transaction with Trikon.

In-process Research and Development

	Quarter Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
	2007	2006	2007	2006
	(dollars in thousands)
In-process research and development	$—	$9	$—	$402
Percent of net sales	0%	0%	0%	1%

In-process research and development costs incurred during the six months ended March 31, 2006 were the result of our merger transaction with Trikon in December 2005 and represent the write-off of technology that had not reached technological feasibility at the time of the merger.

Interest Expense

	Quarter Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
	2007	2006	2007	2006
	(dollars in thousands)
Interest expense	$1,063	$1,356	$2,315	$2,742
Percent of net sales	2%	4%	2%	4%

Our interest expense for the quarters and six months ended March 30, 2007 and March 31, 2006 consisted primarily of interest incurred on our revolving line of credit, another line of credit, which is secured by a mortgage on our land and buildings, amortization of debt issuance costs and amortization of the fair value of the warrants issued to affiliates of VantagePoint Venture Partners, or VPVP, in consideration for VPVP’s agreement to guarantee a portion of Aviza’s revolving line of credit.  In addition, dividends that were accrued on our mandatorily redeemable Series B and B-1 preferred stock were charged to interest during the quarter and six months ended March 31, 2006.

Aggregate borrowings under our revolving line of credit and mortgage line of credit were $36.7 million as of March 30, 2007 and $34.1 million as of March 31, 2006.  The average interest rates on our revolving and mortgage lines of credit increased from approximately 7.4% and 9.3%, respectively, during the quarter ended March 31, 2006, and 7.7% and 9.5%, respectively, during the six months ended March 31, 2006, to approximately 8.3% and 10.6%, respectively, during the quarter and six months ended March 30, 2007.   We recorded amortization of debt issue costs of $129,000 and $516,000 during the quarter and six months ended March 30, 2007, respectively, as compared to $438,000 and $851,000 during the quarter and six months ended March 31, 2006, respectively.  During the quarter and six months ended March 31, 2006, dividends earned of $219,000 and $439,000, respectively, on our mandatorily redeemable Series B and B-1 preferred stock were recorded as interest expense.  In connection with the closing of our private placement of 3,282,275 shares of our common stock on April 24, 2006, all outstanding shares of our mandatorily redeemable Series B and B-1 preferred stock were converted into shares of our common stock.  As a result of the conversion, dividends ceased accruing as of April 24, 2006.

Income Taxes

Because we have incurred significant operating losses, we have recorded no material federal or state income taxes. We recorded income taxes relating to certain profitable international subsidiaries.

Liquidity and Capital Resources

At March 30, 2007, we had $9.6 million available for additional borrowings under our revolving line of credit, subject to certain conditions, and $5.0 million available for additional borrowings under our mortgage line of credit, subject to our ability to meet certain financial and property zoning criteria.

At March 30, 2007, our cash and cash equivalents were $21.5 million as compared to $10.7 million at September 29, 2006.  The increase in cash and cash equivalents is primarily related to our public offering of 4,000,000 shares at $6.50 per share in February 2007.  Proceeds from the sale, net of direct offering costs, were approximately $23.9 million.  These proceeds were partially offset by cash used in operations of approximately $10.1 million related to increased accounts receivable related to higher shipment volume during the six months ended March 30, 2007 and the acquisition of approximately $4.2 million in plant and equipment primarily related to our development and demonstration laboratories.

During April 2007, we entered into a new credit agreement with a syndication of banks to refinance our existing bank loan and mortgage note payable.  The new credit facility includes a revolving line of credit secured by accounts receivable and inventory, an equipment term loan and a commercial real estate term loan.  We may borrow up to $55,000,000 under the new credit facility.  The revolving portion of the loan has a two-year term.  The equipment term loan has a three-year amortization period with monthly payments of principal and accrued interest.  Maximum borrowings under this provision of the facility are $4,000,000 and are secured by a lien on our equipment.  The real estate portion of the facility has a four -year term and is secured by a deed of trust on our Scotts Valley facility.  Monthly payments of principal and accrued interest will be based on a 20-year amortization period of the loan principal.  Based on the current appraised value the maximum borrowing under the real estate portion of the facility is $11,935,000.  As principal is paid down under the equipment and real estate portions of the facility, additional borrowing availability will be created under the revolving portion of the credit facility so that we have a maximum of  $55,000,000 in borrowing availability at all times under the agreement.  Borrowings under the new credit facility will bear interest of one-month LIBOR plus 2.43%.  The interest rate will be reduced by 0.25% if we achieve a certain level of net income during the quarter ending June 29, 2007.  The credit agreement contains certain financial and operating covenants.  Loan commitment fees totaling $210,000 and other direct expenses incurred to secure the facility will be amortized over the life of the loans.

During April 2007, the underwriter of our public offering exercised its right to purchase an additional 600,000 shares of our common stock to cover over-allotments. Net proceeds from the sales of these shares, after the underwriting discount, were approximately $3.7 million.

We currently anticipate that our existing cash balances, cash provided by operations, and available borrowings under our new credit agreement will be sufficient to meet our anticipated cash needs for at least the next 12 months.  However, we may choose to raise additional capital from the sale of debt or equity securities or from other sources in order to support our operations and expansion plans.  We may not be able to obtain any additional capital on acceptable terms, if at all.

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended March 30, 2007 was $10.1 million.  Net income during the six months ended March 30, 2007 of approximately $2.5 million, together with non-cash expense adjustments (depreciation, amortization, stock-based compensation, bad debt and net operating loss utilization) aggregating $3.8 million, provided cash from operating activities to offset cash used to fund changes in operating assets and liabilities.  Net changes in operating assets and liabilities during the six months ended March 30, 2007 used approximately $16.4 million of cash.  Cash used to fund increases in accounts receivable and inventory and a reduction in accounts payable was $15.6 million, $1.2 million and $3.1 million, respectively.  These uses of cash were partially offset by cash generated through increases in warranty liability and accrued liabilities of $2.0 million and $1.5 million, respectively.

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended March 30, 2007 was $4.2 million.  Investing activities during the six months ended March 30, 2007 consisted of purchasing equipment primarily used in our development and demonstration laboratories.

Cash Flows from Financing Activities

Net cash generated by financing activities for the six months ended March 30, 2007 was $25.3 million.  Net proceeds from our public offering during February 2007 provided $23.9 million in cash, with incremental short term borrowings under our revolving line of credit providing another $2.1 million in cash.

Off-Balance Sheet Arrangements

As of March 30, 2007, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Obligations

Other than operating leases for certain equipment and real estate, we have no significant off-balance sheet transactions or unconditional purchase obligations.  As of March 30, 2007, our cash obligations and commitments relating to our debt obligations and lease payments were as follows:

	Payments due by period
		Less Than	One to	Three to	Greater than
	Total	One Year	Three Years	Five Years	Five Years
	(in thousands)
Bank loan (revolving line of credit)	$30,396	$30,396	$—	$—	$—
Note payable	6,323	6,323	—	—	—
Other short-term borrowings	1,209	765	444	—	—
Operating lease obligations	6,487	2,742	3,462	118	165
Capital lease obligations	789	308	450	31	—

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk currently affecting Aviza, see Item 7A: “Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K for the fiscal year ended September 29, 2006.  The Company’s exposure to market risk has not changed materially since September 29, 2006.

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

As of March 30, 2007, the end of the period covered by this report, based on the evaluation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the first six months of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Discovery in the litigation has not yet begun because the parties disagree about the proper forum in which to resolve the claims asserted by IPS. On May 12, 2006, we filed with the United States District Court for the Northern District of California a petition to compel arbitration in Santa Clara County, California. On August 3, 2006, Judge Ware of the Northern District of California found that one or more of the claims asserted by IPS was likely arbitrable and ordered the parties to arbitration to determine which claims were properly subject to arbitration. On October 23, 2006, Judge Cooper of the Central District of California stayed proceedings pending resolution of the question of arbitrability.  Briefing regarding the question of arbitrability is complete, and the matter will be argued on May 11, 2007 before a panel of arbitrators.  IPS has also indicated that it will file a motion before Judge Cooper to amend its complaint to modify two of its claims.

ITEM 1A.  RISK FACTORS

There are no material changes to the risk factors described in the section entitled “Risk Factors” in Item 1A in Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2006, except for updating the risk factor entitled “We are subject to export regulations and could be required to pay substantial fines and penalties if we fail to comply with these regulations.”

We receive most of our net sales from a small number of customers, and the loss of, or a significant reduction or fluctuation in, orders from those customers could seriously harm our business.

For the six months ended March 30, 2007, approximately 42% of our net sales were attributable to Inotera Memories Inc. and approximately 73% of our sales were attributable to our top 10 customers.   For our fiscal year ended September 29, 2006, approximately 35% of our net sales were attributable to two customers and approximately 74% of our net sales were attributable to our top 10 customers.  Winbond Electronics Corp. and Inotera Memories, Inc. accounted for 24% and 11% of our net sales in fiscal 2006, respectively.  For our fiscal year ended September 30, 2005, approximately 69% of our net sales were attributable to three customers and approximately 84% of our net sales were attributable to our top 10 customers.  Inotera Memories, Inc., Infineon Technologies AG and Winbond Electronics Corp. accounted for 43%, 15% and 11% of our net sales in fiscal 2005, respectively.  We expect to continue to receive a substantial portion of our net sales from a small number of customers for the foreseeable future.  If our largest customers delay, cancel or do not place orders, we may not be able to replace those orders with new orders.  As we expect to configure our systems to customer specifications, changing, rescheduling or canceling orders may result in significant non-recoverable costs.  The loss of, or a significant reduction in, orders from any of our major customers could seriously harm our business.

The semiconductor industry is highly cyclical and unpredictable.

Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current anticipated market demand for ICs and, in particular, the DRAM segment of the semiconductor industry, which accounted for a majority of our net sales for six months ended March 30, 2007 and the fiscal year ended September 29, 2006. The semiconductor industry has historically been cyclical due to sudden changes in manufacturing capacity.  These changes in capacity have affected the timing and amounts of our customers’ capital equipment purchases and investments in technology, and continue to affect our orders, net sales, gross margins and results of operations.

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

We achieved profitability for the first time with net income of approximately $2.5 million for the six months ended March 30, 2007.  However, we incurred net losses of $14.7 million, $16.0 million and $19.7 million for the fiscal years ended September 29, 2006 (fiscal 2006), September 30, 2005 (fiscal 2005) and the fiscal period from October 7, 2003 through September 24, 2004 (fiscal 2004), respectively.  As a result, we will need to continue to increase our sales and reduce our costs in order to sustain profitability.  However, we may never again generate sufficient net sales or reduce our costs sufficiently to achieve profitability.  Even if we again achieve profitability, we may not have sustainable profitability on a quarterly or annual basis in the future.  If we are unable to sustain profitability, we may be forced to implement expense reduction measures, including selling assets, consolidating operations, reducing our workforce or delaying, canceling or reducing certain system development, marketing or other operational programs, any of which could harm our business.

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

Discovery in the litigation has not yet begun because the parties disagree about the proper forum in which to resolve the claims asserted by IPS.  On May 12, 2006, we filed with the United States District Court for the Northern District of California a petition to compel arbitration in Santa Clara County, California.  On August 3, 2006, Judge Ware of the Northern District of California found that one or more of the claims asserted by IPS was likely arbitrable and ordered the parties to arbitration to determine which claims were properly subject to arbitration.  On October 23, 2006, Judge Cooper of the Central District of California stayed proceedings pending resolution of the question of arbitrability.  Briefing regarding the question of arbitrability is complete, and the matter will be argued on May 11, 2007 before a panel of arbitrators.  IPS has also indicated that it will file a motion before Judge Cooper to amend its complaint to modify two of its claims.

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

In November 2006, we discovered that we may have exported certain pressure transducers that are listed on the U.S. Bureau of Industry and Security’s Commerce Control List without proper authorization, either in the form of an export license or pursuant to an exception to the Bureau of Industry and Security’s export license requirements, and on December 20, 2006, we submitted our initial notification of a voluntary self-disclosure of possible export compliance problems to the Office of Export Enforcement in accordance with applicable Export Administration Regulations.  Since December 20, 2006, we conducted a comprehensive review of our exports of pressure transducers and determined that during the period between September 2003 and November 2006, controlled pressure transducers had been exported on 38 occasions without proper export licenses or other authorization from the U.S. Bureau of Industry and Security.  Accordingly, we voluntary submitted a supplementary self-disclosure letter to the Office of Export Enforcement on April 13, 2007.  The matter is now pending with the Office of Export Enforcement, and we do not know whether we will ultimately have to pay any fines or penalties or, if we do, whether those fines or penalties will be substantial.  If we have to pay substantial fines or penalties to the U.S. government, it could harm our financial condition and results of operations.

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

We have significant indebtedness. At March 30, 2007, we had total debt of approximately $38.6 million. Our indebtedness could have serious consequences for our business, including limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate or other purposes.

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

At March 30, 2007, we had cash and cash equivalents of approximately $21.5 million and short-term and long term debt of approximately $38.6 million.  We may need to raise capital from the sale of debt or equity securities or other sources in order to support our operations.  We may not be able to obtain this capital on acceptable terms, or at all.  If we issue additional equity or convertible debt securities to raise capital, your percentage ownership of Aviza will be reduced, and you may experience significant dilution.  In addition, new investors in Aviza may demand rights, preferences or privileges that differ from, or are senior to, yours, including warrants in addition to the securities purchased and protection against future dilutive transactions.

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

The percentage of worldwide semiconductor production that is based in Asia is growing more rapidly than in other regions. Although we derived approximately 60% of our net sales for the six months ended March 30, 2007 and 64%, 65% and 46% of our net sales for fiscal 2006, 2005 and 2004, respectively, from our sales to customers located in the Asia Pacific region, our brand recognition in the region is limited. In order to grow our business, we need to penetrate the region with the addition of new customers, new systems and the expansion of our relationships with our existing customers. We have traditionally sold our systems primarily through our direct sales force. Although we have a direct sales force and local representatives in the Asia Pacific region, we cannot assure you that we will be able to continue penetrating markets in this region. Our failure to continue to penetrate these markets, or failure to attract the additional personnel necessary to service new and existing customers, may harm our competitive position and our future business prospects.

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

We derived a significant portion of our net sales for the six months ended March 30, 2007 and fiscal 2006 from sales in foreign countries, including certain countries in Asia such as Singapore, Taiwan, Japan, Malaysia, China and Korea. The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries, some of which are countries in which we have sold and in which we expect to continue to sell systems. For example, Taiwan is not a signatory to the Patent Cooperation Treaty, which is designed to specify rules and methods for defending intellectual property internationally. In Taiwan, the publication of a patent prior to its filing would invalidate the ability of a company to obtain a patent. There is a risk that our means of protecting our proprietary rights may not be adequate in some foreign countries. Our competitors in these countries may independently develop similar technology or duplicate our systems. If we fail to protect our intellectual property adequately in those countries, it would be easier for our competitors to sell competing products in those countries.

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

The process of implementing our internal control over financial reporting and complying with Section 404 will be expensive and time consuming, and will require significant effort by management. We cannot assure you that we will implement and maintain effective internal control over financial reporting.  If management asserts that our internal control over financial reporting is ineffective or if our independent registered public accounting firm expresses an adverse opinion on management’s assessment or that our internal control over financial reporting is ineffective, the value of your investment in Aviza could decline.  In addition, a delay in complying with Section 404 may subject us to a variety of administrative actions, including ineligibility for short-form resale registration, action by the SEC, the suspension or delisting of our common stock from the Nasdaq Global Market and the inability of registered broker-dealers to make a market in our common stock, which could further reduce our stock price and could harm our business.

We will not be required to furnish a report on our internal control over financial reporting until December 2008.

We are not currently required to furnish a report on our internal control over financial reporting pursuant to the SEC’s rules under Section 404 as part of the Annual Reports that we file on Form 10-K. These rules will apply to us when we file our Annual Report on Form 10-K for our fiscal year ending in September 2008, which we are required to file in December 2008. As a result, we cannot assure you that our internal control over financial reporting is effective, and you will not have a report from us to that effect until December 2008, and our independent registered public accounting firm will not have to provide its attestation on our management’s report or its opinion as to the effectiveness of our internal control over financial reporting until December 2009.

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

We have manufacturing facilities in Newport, South Wales, U.K., and sales and service offices in many other countries. In addition, approximately 60% of our net sales for the six months ended March 30, 2007 and 64% of our net sales for fiscal 2006 were derived from sales in the Asia Pacific region. In recent years, Asian economies have been highly volatile and recessionary, resulting in significant fluctuations in local currencies and other instabilities. Instabilities in Asian economies may continue and recur in the future or instability could occur in other foreign economies, any of which could harm our business, financial condition and results of operations.

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

Trikon’s net operating losses are subject to limitations arising from previous ownership changes and will be subject to additional limitations as a result of our merger transaction with Trikon. Our existing net operating losses also may be subject to limitations, and our merger transaction with Trikon may have resulted in our undergoing an ownership change, thus potentially further limiting our ability to use our net operating losses. It is impossible for us to ensure that we will not experience an ownership change in the future because changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code.

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

At March 30, 2007, affiliates of VantagePoint Venture Partners, which we refer to collectively as VantagePoint, and Caisse de dépôt et placement du Québec, which we refer to as CDPQ, beneficially owned approximately 37.2% and 16.2%, respectively, of our outstanding common stock. VantagePoint and CDPQ exercise significant influence over our operations, business strategy and the outcome of votes on all matters requiring stockholder approval, including the approval of significant corporate transactions such as mergers or other business combinations. VantagePoint or CDPQ may have interests that differ from the interests of our other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of Aviza or discouraging others from making tender offers for shares of our common stock, which could prevent our other stockholders from receiving a premium for their shares.

The price our common stock has been and may continue to be volatile, which may lead to losses by investors or to securities litigation.

The market price of our common stock has been and may continue to be volatile, and our stock price may decline in the future. For example, for the period from December 2, 2005, the first day that our common stock was publicly traded, through May 9, 2007, the closing price range of our common stock was $3.66 to $8.74 per share.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on January 31, 2007.  The following are the results of the voting on the proposals submitted to our stockholders at the annual meeting.

Proposal One:  Election of Directors.  The following individuals were elected as directors:

Name	For	Withheld
Jerauld J. Cutini	15,143,335	27,350
C. Richard Neely, Jr.	15,143,335	27,350

Proposal Two:  Ratification of Independent Registered Public Accounting Firm.  The proposal to ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for fiscal year 2007 was approved.

For:	15,152,020
Against:	6,785
Abstain:	11,880
Broker non-votes:	0

Proposal Three:  Approval of the 2007 Bonus Plan. The proposal to approve our 2007 Bonus Plan was approved.

For:	11,933,211
Against:	627,453
Abstain:	49,666
Broker non-votes:	2,560,355

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
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

10.1

Amendment No. 7, dated as of March 29, 2007, to Credit Agreement between Bank of America, N.A. and Aviza, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on April 4, 2007.

10.2

Loan and Security Agreement by and among Aviza Technology, Inc., Aviza, Inc., United Commercial Bank, East West Bank and Chinatrust Bank (U.S.A.), entered into as of April 13, 2007, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on April 19, 2007.

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

Dated: May 11, 2007
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

10.1

Amendment No. 7, dated as of March 29, 2007, to Credit Agreement between Bank of America, N.A. and Aviza, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on April 4, 2007.

10.2

Loan and Security Agreement by and among Aviza Technology, Inc., Aviza, Inc., United Commercial Bank, East West Bank and Chinatrust Bank (U.S.A.), entered into as of April 13, 2007, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on April 19, 2007.

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