Form 10-Q
period 2007-06-29
Aviza Technology, Inc.
filed 2007-08-13
CIK 1311396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2007

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

YES  ☐     NO  ☒

As of August 7, 2007, the registrant had 20,845,273 shares of its common stock, par value $0.0001 per share, outstanding.

Aviza Technology, Inc.

ITEM 1.                             FINANCIAL STATEMENTS

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par amounts and number of shares)

(unaudited)

	June 29, 2007	September 29, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,992	$10,722
Accounts receivable, net of allowance of $255 and $262, respectively	41,478	26,763
Inventory	47,401	54,499
Prepaid expenses and other current assets	7,373	6,638
Total current assets	118,244	98,622

PROPERTY, PLANT AND EQUIPMENT—net	30,878	25,266
INTANGIBLE ASSETS—net	3,939	4,755
OTHER ASSETS	874	463
TOTAL	$153,935	$129,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short term borrowings and current portion of notes payable	$18,155	$28,632
Accounts payable	20,369	30,792
Warranty liability	12,025	10,816
Accrued liabilities	15,658	13,716
Total current liabilities	66,207	83,956
NOTES PAYABLE—Long term	15,014	6,256
Total liabilities	81,221	90,212

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value - 5,000,000 shares authorized; none outstanding	—	—
Common stock, $0.0001 par value—100,000,000 shares authorized; 20,844,260 and 16,150,752 shares issued and outstanding at June 29, 2007 and September 29, 2006, respectively	2	2
Additional paid-in capital	117,874	88,655
Accumulated other comprehensive income	2,207	594
Accumulated deficit	(47,369)	(50,357)
Total stockholders’ equity	72,714	38,894
TOTAL	$153,935	$129,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Quarter Ended		Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
NET SALES	$57,421	$43,662	$181,251	$108,846
COST OF GOODS SOLD	39,246	32,916	125,304	81,774
GROSS PROFIT	18,175	10,746	55,947	27,072

OPERATING EXPENSES:
Research and development	8,101	6,547	23,815	17,743
Selling, general and administrative	8,217	6,795	24,846	18,392
In-process research and development	—	(29)	—	373
Total operating expenses	16,318	13,313	48,661	36,508

INCOME (LOSS) FROM OPERATIONS	1,857	(2,567)	7,286	(9,436)

OTHER INCOME (EXPENSE):
Interest income	146	79	283	132
Interest expense	(663)	(1,424)	(2,978)	(4,166)
Other income (expense) - net	(449)	16	(425)	(129)
Total other expense -net	(966)	(1,329)	(3,120)	(4,163)

INCOME (LOSS) BEFORE INCOME TAXES	891	(3,896)	4,166	(13,599)
INCOME TAXES	382	70	1,178	310

NET INCOME (LOSS)	$509	$(3,966)	$2,988	$(13,909)

Income (loss) per share:
Basic	$0.02	$(0.27)	$0.16	$(1.45)
Diluted	$0.02	$(0.27)	$0.16	$(1.45)

Weighted average common shares:
Basic	20,763,221	14,667,980	18,150,976	9,563,903
Diluted	21,607,161	14,667,980	18,964,575	9,563,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	June 29 2007	June 30 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,988	$(13,909)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	2,908	2,500
Amortization	945	1,611
Tax benefit from use of acquired net operating losses	509	—
Fair value of common stock warrants issued for loan guarantee	—	251
Stock based compensation	1,530	700
Mandatorily redeemable preferred stock dividend accrued	—	497
(Gain) loss on disposal of equipment	—	(75)
Provision for allowance for doubtful accounts	(19)	(156)
Write off of costs of prior financing agreements	176	—
Write off in-process research and development from purchase of Trikon	—	373
Changes in assets and liabilities (net of assets and liabilities acquired):
Accounts receivable	(13,936)	5,656
Inventory	8,829	(6,476)
Prepaid expenses and other current assets	104	4,584
Accounts payable	(11,199)	3,504
Warranty liability	1,104	(2,088)
Accrued liabilities	1,609	3,550
Net cash (used in) provided by operating activities	(4,452)	522
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from Trikon net of direct merger costs	—	7,366
Purchases of property and equipment	(7,479)	(4,248)
Proceeds from sale of equipment	—	175
Net cash (used in) provided by investing activities	(7,479)	3,293
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (payments) from credit lines	(12,341)	260
Proceeds from the issuance of common stock	27,689	15,041
Net proceeds on refinancing of mortgage loan	5,635
Proceeds from equipment loan	4,000
Payments on mortgage loan	(253)	(210)
Payments on other borrowings	(958)	(8,658)
Payment on equipment loan	(95)
Payments on capital lease obligations	(195)	(44)
Net cash provided by financing activities	23,482	6,389
Effect of exchange rates on foreign cash balances	(281)	210
NET INCREASE IN CASH AND CASH EQUIVALENTS	11,270	10,414
CASH AND CASH EQUIVALENTS:
Beginning of period	10,722	7,437
End of period	$21,992	$17,851
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2,560	$2,368
Income taxes paid	$353	$139
Noncash investing and financing activities:
Notes payable issued for services to be rendered	$1,737	$—
Equipment acquired under capital lease	$715	$—
Fair value of common stock, options and warrants issued in the acquisition of Trikon Technologies, Inc.	$—	$24,131
Conversion of preferred stock, Series A, to common stock	$—	$11,594
Fair value of common stock warrants issued in exchange for loan guarantee	$—	$251
Property and equipment included in accounts payable at end of quarter	$537	$134

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included.  Our operating results for the quarter and nine months ended June 29, 2007 are not necessarily indicative of the results that may be expected for future quarters and the fiscal year ending September 28, 2007.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended September 29, 2006, which are included in our Annual Report on Form 10-K and the risk factors contained herein and therein.

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

On December 1, 2005, we completed our consolidation through merger with Trikon Technologies, Inc. (“Trikon”).  In connection with the merger transaction, our common stock became publicly traded on the NASDAQ Global Market under the symbol “AVZA.”  The financial information presented in this report represents:

1)              the financial position of the Company and its subsidiaries as of June 29, 2007 and September 29, 2006;

2)              the results of operations of the Company and its subsidiaries for the quarter and nine months ended June 29, 2007;

3)              the cash flows of the Company and its subsidiaries for the nine months ended June 29, 2007;

4)              the results of operations of the Company and its subsidiaries for the quarter and nine months ended June 30, 2006, including Trikon from December 2, 2005; and

5)              the cash flows of the Company and its subsidiaries for the nine months ended June 30, 2006, including Trikon from December 2, 2005.

See Note 5 for additional information related to the merger transaction.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

2.  Recent Accounting Pronouncements

During the quarter ended September 29, 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (“SAB 108”), which provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  SAB 108 calls for the quantification of errors using both a balance sheet and income statement approach based on the effects of such errors on each of the company’s financial statements and the related financial statement disclosures.  SAB 108 is effective for financial statements issued for the fiscal year ending after November 15, 2006.  Adoption of SAB 108 did not have an impact on our results of operations or financial condition.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting For Income Taxes (“SFAS 109”).  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN No. 48 requires that tax positions previously held which no longer meet the more-likely-than-not recognition threshold should be derecognized in the first financial reporting period in which the threshold is no longer met.  Use of a valuation allowance as per SFAS 109 is no longer an appropriate substitute for the derecognition of a tax position.  The interpretation is effective for fiscal years beginning after December 15, 2006.  We have not yet evaluated the impact of the adoption of FIN No. 48 on our financial position, results of operations or cash flows.

3.  Balance Sheet Details

	June 29, 2007	September 29, 2006
	(in thousands)
Inventory:
Raw materials	$28,250	$29,414
Work-in-process	16,636	21,337
Finished goods and evaluation systems	2,515	3,748
Total	$47,401	$54,499
Prepaid expenses and other current assets:
Deferred installation costs	$1,294	$1,301
Taxes	2,575	2,003
Other	3,504	3,334
Total	$7,373	$6,638
Property, plant and equipment, net:
Land	$1,839	$1,839
Buildings and improvements	12,181	12,047
Machinery and equipment	16,833	12,947
Office furnishings, fixtures and equipment	2,874	2,659
Construction in process	7,236	2,840
Total	40,963	32,332
Accumulated depreciation	(10,085)	(7,066)
Net property, plant and equipment	$30,878	$25,266
Accrued liabilities:
Accrued payroll and payroll taxes	$6,718	$4,584
Deferred revenue	1,623	2,023
Other taxes payable	2,463	2,153
Other	4,854	4,956
Total	$15,658	$13,716

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

The fair value of each option is estimated at the date of grant using the Black-Scholes option valuation model.  We estimate expected stock price volatility based on historical volatility within a representative peer group.  We believe that because of our limited history and our merger transaction with Trikon, the expected life of our options should be determined by using the methodology under the safe harbor provisions of Staff Accounting Bulletin 107, “Share-Based Payment” (“SAB 107”), released by the SEC.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield with similar expected life.

Under our stock option plans, we may grant options to purchase up to a maximum of 5,644,000 shares of common stock, including outstanding options, to employees, directors and consultants at prices not less than the fair market value on the date of the grant.  These options generally vest over four to five years and generally expire seven to ten years from the date of the grant.

We recognized stock-based compensation expense of $616,000 and $1,530,000 during the quarter and nine months ended June 29, 2007, respectively, and $61,000 and $700,000 during the quarter and nine months ended June 30, 2006, respectively.  Due to uncertainty surrounding the realization of the income tax benefit related to stock-based compensation expense, there is no related income tax benefit recognized in the consolidated statements of operations for the quarters and nine months ended June 29, 2007 and June 30, 2006, respectively, as a full valuation allowance has been provided against the deferred tax asset.

The fair value of our stock options granted in the quarter and nine month periods ended June 29, 2007 and June 30, 2006, respectively, was estimated using the following weighted average assumptions:

	Quarter Ended		Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Expected life (years)	4.8	4.8	4.6	5.3
Risk-free interest rate	4.6%	5.0%	4.7%	4.5%
Stock price volatility	60.1%	67.2%	60.8%	74.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%

The following table summarizes our stock option activity under the stock plans during the quarter and nine months ended June 29, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 29, 2006	3,791,164	$5.08	7.50	$4,181,950
Granted	111,500	4.55	—	—
Forfeited	(44,433)	17.23	—	—
Outstanding at December 29, 2006	3,858,231	4.92	7.26	4,876,582
Granted	170,000	6.06	—	—
Exercised	(64,500)	2.49	—	—
Forfeited	(38,565)	9.88	—	—
Outstanding at March 30, 2007	3,925,166	4.97	7.00	13,476,757
Granted	356,000	5.91	—	—
Exercised	(29,008)	1.92	—	—
Forfeited	(16,155)	9.05	—	—
Outstanding at June 29, 2007	4,236,003	5.05	6.76	8,441,317
Options exercisable at June 29, 2007 and expected to become exercisable	3,691,602	5.07	6.76	7,885,079
Options vested and exercisable at June 29, 2007	2,108,707	$5.25	6.72	$6,126,444

The aggregate intrinsic value represents total pre-tax intrinsic value based on the closing stock price of $3.80, $4.27, $7.24 and $5.90 per share at September 29, 2006, December 29, 2006, March 30, 2007 and June 29, 2007, respectively.

As of June 29, 2007, there was $4.6 million of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures.  The cost is expected to be recognized over a weighted average period of approximately 3.01 years.

The following table details total stock-based compensation expense for the quarter and nine months ended June 29, 2007 and June 30, 2006, respectively:

	Quarter Ended		Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	(in thousands)
Cost of goods sold	$58	$(21)	$159	$66
Research and development	140	(44)	363	99
Selling, general and administrative	418	126	1,008	535
Pre-tax stock-based compensation expense	616	61	1,530	700
Income tax benefits	—	—	—	—
Net stock-based compensation expense	$616	$61	$1,530	$700

The options outstanding and exercisable at June 29, 2007 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Vested and Exercisable	Weighted Average Exercise Price
$0.83 - $0.83	1,104,624	6.63	$0.83	969,608	$0.83
$0.84 - $4.98	1,476,639	6.03	4.17	457,521	3.51
$4.99 - $5.60	894,750	8.47	5.57	365,318	5.58
$5.61 - $87.07	759,990	6.36	12.27	316,260	20.96
$0.83 - $87.07	4,236,003	6.76	$5.05	2,108,707	$5.25

The weighted average fair value of options on the grant date, as determined under SFAS 123(R), granted during the quarter and nine months ended June 29, 2007 was $3.21 and $3.07 per share, respectively, and $2.92 and $3.45 per share for the quarter and nine months ended June 30, 2006, respectively.

The total intrinsic value of options exercised during the quarter and nine months ended June 29, 2007 was $129,000 and $419,000, respectively.  For the quarter and nine months ended June 30, 2006, the intrinsic value was $34,000 and $152,000, respectively.  The total cash received from employees as a result of employee stock option exercises during the quarter and nine months ended June 29, 2007 was $56,000 and $216,000, respectively.  For the quarter and nine months ended June 30, 2006 the amount received was $7,000 and $48,000, respectively.

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

A summary of the total consideration given in the merger with Trikon is as follows (in thousands, except share and per share amounts):

Issuance of Aviza common stock (4,568,946 shares at $5.17 per share)	$23,632
Value of fully vested substitute options and warrants to acquire 629,126 shares of Aviza common stock in exchange for all outstanding options and warrants of Trikon	499
Total equity consideration	24,131
Direct merger costs	6,116
Total consideration	$30,247

Under the purchase method of accounting, the total consideration issued for Trikon common stock, options and warrants as shown in the table above was allocated to the Trikon tangible and intangible assets, and liabilities based on their estimated fair values as of the date of the merger transaction.

Pro Forma Financial Information for the Merger with Trikon

The results of operations of Trikon have been included in our results of operations for all periods subsequent to the December 1, 2005 merger date.  The following pro forma financial information includes adjustments related to the amortization of purchased intangibles, depreciation of purchased fixed assets, elimination of deferred rent liability and stock-based compensation costs that would have been recorded if the acquisition had occurred at the beginning of the period presented.  The pro forma financial information for the combined entities has been prepared for comparative purposes only and is not necessarily indicative of what the actual results may have been if the acquisition had in fact occurred at the beginning of the period presented or of future results.  Pro forma results for the nine months ended June 30, 2006 were (in thousands, except per share amounts):

Nine Months Ended
June 30, 2006
Net sales	$115,979
Net loss	$(15,368)
Net loss per share:
Basic and diluted	$(1.31)
Weighted average common shares:
Basic and diluted	11,753

6.  Borrowing Facilities

Borrowings consist of the following (in thousands):

	June 29, 2007	September 29, 2006
Bank loans (revolving line of credit)	$15,936	$28,277
Equipment note payable	3,905	—
Mortgage note payable	11,846	6,463
Other notes payable	779	—
Capital lease obligations	703	148
Total	33,169	34,888
Less current portion	18,155	28,632
Long term portion	$15,014	$6,256

During April 2007, we entered into a new credit agreement with a syndication of banks to refinance our existing bank loan and mortgage note payable.  The new credit facility includes a revolving line of credit secured by accounts receivable and inventory, an equipment term loan and a commercial real estate term loan.  We may borrow up to $55,000,000 under the new credit facility.  The revolving portion of the loan has a two-year term.  The equipment term loan has a three-year amortization period with monthly payments of principal and accrued interest and is secured by a lien on the equipment of the Company.  Maximum borrowings under this provision of the facility are $4,000,000, which we borrowed during the quarter ended June 29, 2007.  The real estate portion of the facility has a four-year term and is secured by a deed of trust on our Scotts Valley facility.  Monthly payments of principal and accrued interest will be based on a 20-year amortization period of the loan principal.  Maximum borrowing under the real estate portion of the facility is $11,935,000, which we borrowed during the quarter ended June 29, 2007.  As principal is paid down under the equipment and real estate portions of the facility, additional borrowing availability will be created under the revolving portion of the credit facility so that we have a maximum of $55,000,000 in borrowing availability at all times under the agreement.  The weighted-average interest rate for the quarter ended and at June 29, 2007 for these loans was 7.75%. The credit agreement contains certain financial and operating covenants.  As of June 29, 2007, we were in compliance with these financial and operating covenants.  Loan commitment fees and other direct expenses totaling $302,000, incurred to secure the facility, will be amortized over the lives of the revolving line of credit, equipment term loan and commercial  real estate loan, as applicable.

In connection with the refinancing above, approximately $461,000 of costs relating to the prior financing agreements was expensed under other income (expenses)-net during the quarter ended June 29, 2007.  This included the write-off of approximately $176,000 in deferred costs related to the prior financing.

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

Intangible assets at June 29, 2007 and September 29, 2006 consist of the following (in thousands):

	June 29, 2007				September 29, 2006
	Cost	Income Tax Adjustment	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Licenses	$4,028	$(12)	$(570)	$3,446	$4,026	$(268)	$3,758
Developed technology	744	(321)	(109)	314	694	(58)	636
Brands and trademarks	104	(45)	(15)	44	96	(8)	88
Customer relationships	236	(101)	(35)	100	220	(18)	202
Patents	83	(36)	(12)	35	78	(7)	71
Total	$5,195	$(515)	$(741)	$3,939	$5,114	$(359)	$4,755

During the nine months ended June 29, 2007, one of the subsidiaries we acquired in connection with the merger with Trikon generated sufficient taxable income to recognize a portion of the net deferred tax assets acquired in the merger related to net operating loss carryforwards.  Management has previously been unable to assert that it was more likely than not that the Company would generate sufficient taxable income to realize the net deferred tax assets in excess of the deferred tax liabilities recorded in relation to the write-up of inventory and intangibles to fair value at December 1, 2005, the date of the consummation of the merger transaction.  Accordingly, the net deferred tax assets had been previously offset in full by a valuation allowance on that date.  In the absence of goodwill, under generally accepted accounting principles, the tax benefit derived from reversal of this valuation allowance must be applied first to reduce non-current intangible assets related to the merger transaction, and second to reduce income tax expense.  Approximately $179,000 and $515,000 of the valuation allowance attributed to net deferred tax assets relating to the net operating loss carry-forward acquired in the merger transaction was recognized during the quarter and nine months ended June 29, 2007, respectively, and the intangible assets acquired in the merger transaction have been reduced accordingly.  The remaining net deferred tax assets continue to be offset in full by a valuation allowance at June 29, 2007.

Amortization expenses relating to all intangibles, excluding in-process research and development acquired from Trikon, was $116,000 and $369,000 for the quarter and nine months ended June 29, 2007, respectively, and $123,000 and $231,000 for the quarter and nine months ended June 30, 2006, respectively.  Based on the intangible assets recorded at June 29, 2007, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining amortization expense is expected to be as follows (in thousands):

Year Ending:
September 28, 2007 (remaining three months)	$117
September 26, 2008	467
September 25, 2009	467
September 24, 2010	467
September 30, 2011	467
Thereafter	1,954
Total	$3,939

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

	Quarter Ended		Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	(in thousands)
Beginning warranty accrual	$12,903	$12,978	$10,816	$13,599
Additional accruals for new shipments	2,484	2,473	8,248	5,184
Warranty liability assumed in merger	—	—	—	1,386
Warranty costs incurred	(2,806)	(1,633)	(6,560)	(4,861)
Expirations and change in liability for pre-existingwarranties during the period	(556)	(919)	(479)	(2,409)
Ending warranty accrual	$12,025	$12,899	$12,025	$12,899

Guarantees—In addition to system warranties, the Company, from time to time, in the normal course of business, indemnifies certain customers against third-party claims that the Company’s systems, when used for their intended purposes, infringe the intellectual property rights of such third party or other claims made against certain parties.  It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim.  Historically, the Company has not made payments under these obligations and no liabilities have been recorded for these obligations on the balance sheet at June 29, 2007 or September 29, 2006, respectively.

9.  Stock Issuance

On February 28, 2007, we sold 4,000,000 shares of our common stock in a public offering at $6.50 per share pursuant to our registration statement on Form S-1 filed under the Securities Act of 1933.  Proceeds from the sale, net of direct costs related to the offering, were approximately $23.9 million.

During April 2007, the underwriter of our public offering exercised its right to purchase an additional 600,000 shares of our common stock to cover over-allotments.  Net proceeds from the sale of these shares, after the underwriting discount, were approximately $3.6 million.

10.  Commitments and Contingencies

In November 2006, we discovered that we may have exported certain pressure transducers that are listed on the U.S. Bureau of Industry and Security’s Commerce Control List without proper authorization, either in the form of an export license or pursuant to an exception to the Bureau of Industry and Security’s export license requirements, and on December 20, 2006, we submitted our initial notification of a voluntary self-disclosure of possible export compliance problems to the Office of Export Enforcement in accordance with applicable Export Administration Regulations.  Since December 20, 2006, we conducted a comprehensive review of our exports of pressure transducers and determined that during the period between September 2003 and November 2006, controlled pressure transducers had been exported on 38 occasions without proper export licenses or other authorization from the U.S. Bureau of Industry and Security.  Accordingly, we voluntarily submitted a supplementary self-disclosure letter to the Office of Export Enforcement on April 13, 2007.  During July 2007, we received a letter from the United States Department of Commerce stating that the Office of Export Enforcement decided not to refer this matter for criminal or administrative prosecution and is closing this matter with the issuance of such letter.

On April 11, 2006, IPS, Ltd. filed a lawsuit against us in the United States District Court for the Central District of California. The complaint alleges that we improperly used IPS’s confidential information to develop our Celsior single-wafer atomic layer deposition technology. We have filed an answer denying the claim. The complaint is for unspecified monetary damages, injunctive relief and an order rescinding the settlement and distributor agreements that IPS and Aviza entered into in May 2004 in settlement of a prior lawsuit that IPS filed against

ASML U.S., Inc. and Aviza in March 2004 relating to assets that we acquired from ASML in October 2003. We believe that we have complied with the settlement and distributor agreements and that the allegations contained in IPS’s complaint are without merit. We intend to contest the lawsuit vigorously.  In May 2007, Aviza successfully moved the dispute into arbitration. Discovery commenced in June 2007.

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

11.  Major Customers

During the quarter and nine months ended June 29, 2007, one customer accounted for 20% and 35% of total net sales, respectively.  During the quarter ended June 29, 2007, a different customer accounted for 27% of the total net sales.  For the quarter ended June 30, 2006, two customers accounted for 31% and 11% of total net sales, respectively.  During the nine months ended June 30, 2006, three customers accounted for 24%, 12% and 12% of total net sales, respectively.

12.  Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Quarter Ended		Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	(in thousands)
Net income (loss)	$509	$(3,966)	$2,988	$(13,909)
Currency translation adjustment	404	451	1,613	435
Total comprenhensive income (loss)	$913	$(3,515)	$4,601	$(13,474)

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

	Quarter Ended		Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Numerator:
Net income (loss)	$509	$(3,966)	$2,988	$(13,909)
Denominator:
Weighted average shares, basic	20,763,221	14,667,980	18,150,976	9,563,903
Effect of potentially dilutive securities:
Stock options	843,940	—	813,599	—
Dilutive weighted average shares outstanding	21,607,161	14,667,980	18,964,575	9,563,903
Net income (loss) per share - basic	$0.02	$(0.27)	$0.16	$(1.45)
Net income (loss) per share - diluted	$0.02	$(0.27)	$0.16	$(1.45)

For the quarter and nine months ended June 29, 2007 and June 30, 2006, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted net income (loss) per share in the periods presented, as their effect would have been anti-dilutive.  The shares of common stock issuable upon conversion or exercise of such outstanding securities consist of the following:

	Quarter Ended		Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Stock options	2,261,110	3,804,623	2,413,741	3,100,513
Common stock warrants	406,725	406,725	406,725	406,725
Series B and B-1 preferred stock converted to common stock	—	2,536,974	—	2,536,974

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

The statements in this report include forward-looking statements.  These forward-looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  You can identify forward-looking statements by the use of forward-looking terminology, including the words “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology.  These forward-looking statements relate to, among other things:

•                  our sales, results of operations and anticipated cash flows;

•                  capital expenditures; depreciation and amortization expenses;

•                  research and development expenses;

•                  sales, general and administrative expenses;

•                  the development and timing of the introduction of new products and technologies; and

•                  our ability to maintain and develop relationships with our existing and potential future customers and our ability to maintain the level of investment in research and development and capacity that is required to remain competitive.

Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including:

•                  variability of our revenues and financial performance;

•                  risks associated with product development and technological changes;

•                  the acceptance of our products in the marketplace by existing and potential future customers;

•                  disruption of operations or increases in expenses due to our involvement in litigation or caused by civil or political unrest or other catastrophic events;

•                  general economic conditions and conditions in the semiconductor industry in particular; and

•                  the continued employment of our key personnel and risks associated with competition.

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

Our customer base is geographically diverse and includes both integrated device manufacturers and foundry-based manufacturers.  We have a broad installed base, with approximately 2,500 systems in active operation for which we are providing ongoing parts and services worldwide.  We sell our systems globally primarily through a direct sales force and in some instances through local independent sales representatives.  For the nine months ended June 29, 2007, one customer, Inotera Memories Inc., accounted for 35% of our net sales and approximately 69% of our net sales was attributable to our top ten customers.  For the fiscal year ended September 29, 2006, two customers, Winbond Electronics Corp. and Inotera Memories Inc., accounted for 24% and 11% of our net sales, respectively, and approximately 74% of our net sales in fiscal 2006 was attributable to our top ten customers.  For the fiscal year ended September 30, 2005, three customers, Inotera Memories, Inc., Infineon Technologies AG and Winbond Electronics Corp., accounted for 43%, 15% and 11% of our net sales, respectively, and approximately 84% of our net sales in fiscal 2005 was attributable to our top ten customers.  Our largest customers may vary from year to year depending upon, among other things, the customer’s annual budget for capital expenditures, plans for new fabrication facilities and expansions and new system introductions by us.  We expect sales of our systems to relatively few customers will continue to account for a high percentage of net sales during future periods.

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

We typically sell equipment and installation services as a bundled arrangement.  In accordance with EITF 00-21, the fair value of installation is determined as the price we charge for similar installation services provided to our customers without regard to the warranty provisions.  Upon shipment of “proven technology,” we record revenue upon shipment at the lesser of (i) the residual amount after deducting the fair value of undelivered services from the contractual value or (ii) the non-contingent amount.  The remaining contractual revenue is recorded upon successful installation of the system.  Cost of the equipment relating to “proven technology” is recorded upon shipment.  To the extent a loss is calculated on shipment due to the foregoing deferral of revenue, a portion of the cost is also deferred to reflect zero gross profit at the time of shipment.  The residual revenue, deferred costs and installation costs are recorded upon successful installation of the system.  Revenue and cost of equipment and installation relating to “new technology” is deferred until installation and acceptance at the customer’s premises is completed.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.  While we have considered future taxable income and any ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.  Likewise, if we were to determine that we would not be able to realize all or part of a net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  As of June 29, 2007, we had a full valuation allowance for our net deferred tax assets.

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

The fair value of each option is estimated at the date of grant using the Black-Scholes option valuation model.  We estimate expected stock price volatility based on historical volatility within a representative peer group.  We believe that because of our limited history and our merger transaction with Trikon, the expected life of our options should be determined by using the methodology under the safe harbor provisions of Staff Accounting Bulletin 107, “Share-Based Payment” (“SAB 107”), released by the SEC. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield.

Results of Operations

The financial information in the table below is for the quarters and nine months ended June 29, 2007 and June 30, 2006:

	Quarter Ended		Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Net sales	100%	100%	100%	100%
Cost of goods sold	68%	75%	69%	75%
Gross margin	32%	25%	31%	25%
Operating expenses:
Research and development	14%	15%	13%	17%
Selling, general and administrative	15%	16%	14%	17%
In-process research and development	0%	0%	0%	0%
Total operating expenses	29%	31%	27%	34%
Income (loss) from operations	3%	(6)%	4%	(9)%
Other income (expense):
Interest income	0%	0%	0%	0%
Interest expense	(1)%	(3)%	(2)%	(4)%
Other income (expense), net	0%	0%	0%	0%
Total other income (expense)	(1)%	(3)%	(2)%	(4)%
Income (loss) before income taxes	2%	(9)%	2%	(13)%
Income taxes	1%	0%	1%	0%
Net income (loss)	1%	(9)%	1%	(13)%

Net Sales

	Quarter Ended		Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	(in thousands)
Net sales	$57,421	$43,662	$181,251	$108,846

Net sales for the quarter ended June 29, 2007 increased by approximately $13.8 million, or 32%, from the quarter ended June 30, 2006.  This increase was due primarily to the following:

•                                          Approximately $5.7 million increase in net sales of our PVD, Etch and CVD systems primarily related to increased unit shipments of our systems during the quarter ended June 29, 2007 over the quarter ended June 30, 2006.  The increase also reflects greater penetration of these products into the Asia Pacific markets.

•                                          Approximately $8.2 million increase in net sales related to our deposition and thermal processing systems.  Sales recognized upon shipment of our ALD systems increased by approximately $6.9 million.  Overall unit shipments of our deposition and thermal processing systems increased by 4% during the quarter ended June 29, 2007 over the quarter ended June 30, 2006.  Sales recognized upon customer acceptance of our systems increased by approximately $2.3 million due to higher RVP 300plus and ALD system acceptances.  Service and spare parts sales decreased by approximately 12% over the quarter ended June 30, 2006 due primarily to lower volume in the Asia Pacific region.

Net sales for the nine months ended June 29, 2007 increased by approximately $72.4 million, or 67%, over the nine months ended June 30, 2006.  This increase was due primarily to the following:

•                                          The integration of our PVD, Etch and CVD system lines into our suite of products and customer base.  Because our merger with Trikon occurred on December 1, 2005, the nine-month period ended June 30, 2006 included only $17.9 million of net sales contributed by our Trikon subsidiary.  Net sales related to these systems during the nine months ended June 29, 2007 increased by approximately $27.0 million over the nine months ended June 30, 2006.  Unit shipments of our PEC systems increased by approximately 200% during the nine months ended June 29, 2007 as compared to the nine months ended June 30, 2006.  In addition to the timing of the merger transaction, increased penetration of these systems, particularly our Etch systems into the Asia Pacific market contributed significantly to the growth in system sales.  Service and spare parts related to the PEC systems increased approximately 45% during the nine months ended June 29, 2007 as compared to the nine months ended June 30, 2006.

•                                          Approximately $45.4 million increase in net sales related to our deposition and thermal processing equipment.  Unit shipments of our deposition and thermal processing equipment increased by 50% during the nine months ended June 29, 2007 over the nine months ended June 30, 2006.  Net sales recognized upon shipment increased by $43.0 million due to the increase in shipments, lower average revenue deferrals on our RVP 300plus systems and sales recognized on our ALD Celsior system shipments.  The lower average revenue deferrals on the RVP 300plus systems are primarily the result of more favorable payment terms negotiated with our customers.  The change in payment terms in most instances reduces the amount of contingent revenue that we need to defer upon system shipment.  Service and spare parts sales increased by approximately 7% due primarily to increased demand in the Asia Pacific region and field option upgrade sales.

During the quarter and nine months ended June 30, 2006, our ALD Celsior system was considered to be “new technology” for revenue recognition purposes.  Under our revenue recognition policy, sales of systems considered to be new technology are 100% deferred at shipment and not recognized until customer acceptance.  Upon achievement of the required number of customer acceptances necessary to transition a system to proven technology, all non-contingent revenue associated with shipments of that particular system is recognized upon shipment.  During the quarter and nine months ended June 29, 2007, we recognized $10.1 million and $25.9 million in net sales upon shipment of our ALD systems, respectively.

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

	Quarter Ended		Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	(dollars in thousands)
Gross profit	$18,175	$10,746	$55,947	$27,072
Gross margin	32%	25%	31%	25%

The increase in gross margin of 7% during the quarter ended June 29, 2007 as compared to the quarter ended June 30, 2006 was primarily the result of improved gross margins on net sales recorded at shipment of our thermal processing systems and improved gross margins on the net sales recorded on customer acceptance of our systems.  These improvements are summarized as follows:

•                                          Gross margin recognized on shipment of the RVP 300plus systems increased by approximately 11% over the June 2006 quarter.  This was due primarily to certain reconfigurations of the systems, which more than offset lower average selling prices.  Net sales on RVP 300plus systems constituted 33% of net sales during the quarter ended June 29, 2007 as compared to 38% during the quarter ended June 30, 2006.

•                                          Net sales related to the shipment of our higher gross margin PEC systems increased to 20% of net sales during the quarter ended June 29, 2007 from 13% during the quarter ended June 30, 2006.

•                                          Net sales related to the shipment of higher gross margin ALD Celsior systems increased to 20% of total net sales which contributed to higher gross margins during the quarter ended June 29, 2007. Net sales on the shipment of ALD Celsior systems during the quarter ended June 30, 2006 constituted 5% of total net sales.

•                                          Gross margin recognized upon customer acceptance of our systems increased by approximately 25% due primarily to lower costs deferred at shipment on the RVP 300plus systems related to lower manufacturing costs and increased PEC system acceptance.

•                                          Lower service revenue as a percentage of total revenue partially offset gross margin improvements in other areas.

During the nine months ended June 29, 2007, gross margin increased by 6% as compared with the nine months ended June 30, 2006.  The increase was primarily due to the following:

•                                          Changes in the product mix of the systems sold.  The percentage of net sales attributable to the higher gross margin ALD and PEC systems increased by 7% and 9%, to 15% and 20% of total net sales, respectively.  These product mix improvements were partially offset by lower service revenues as a percentage of total revenue during the nine months ended June 29, 2007 as compared to the nine months ended June 30, 2006.

•                                          Gross margins recognized on shipment of our RVP 300plus systems increased by 7% due to lower manufacturing costs which more than offset lower average selling prices.

•                                          The ALD Celsior system achieved significantly higher gross margins than its predecessor, the ALD Pantheon system.

•                                          Gross margins recognized on shipment of our PEC systems that we acquired in our merger with Trikon in December 2005 increased by 4% during the nine months ended June 29, 2007 as compared to the nine months ended June 30, 2006.  This was primarily due to purchase accounting adjustments related to inventory that we acquired in our merger with Trikon in December 2005.

•                                          Gross margins recognized on acceptance of our systems increased by 16% primarily due to lower costs deferred at shipment on the RVP 300plus system contributed by lower manufacturing costs and increased PEC systems acceptance related gross margin.

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

	Quarter Ended		Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	(dollars in thousands)
Research and development	$8,101	$6,547	$23,815	$17,743
Percent of net sales	14%	15%	13%	17%

The increase in research and development costs of approximately $1.6 million, or 24%, during the quarter ended June 29, 2007 over the quarter ended June 30, 2006 was primarily due to increased prototype supply spending, salaries and benefits, stock based compensation and demonstration lab costs.  These increases were related to ongoing research and development activities in support of the PEC, ALD and thermal batch processing system lines.  Lower patent related legal costs and other outside services costs partially offset these increases.

During the nine months ended June 29, 2007, research and development costs increased by approximately $6.1 million, or 34%, as compared to the nine months ended June 30, 2006.  The increase in research and development costs was due to the following:

•                                          Increased costs related to ongoing research and development of PEC related products totaling $4.1 million.  Approximately $1.2 million of the increase was related to prototype materials supporting a next generation product development project.  In addition, the nine months ended June 30, 2006 only included costs incurred subsequent to the December 2005 merger with Trikon.

•                                          Increased salaries and benefits, stock based compensation and development lab related costs, including facilities, supplies, chemicals and gases, and depreciation, partially offset by lower patent related legal costs, made up the majority of a $1.9 million increase in costs related to our ongoing ALD and thermal batch processing research and development efforts.

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

	Quarter Ended		Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	(dollars in thousands)
Selling, general and administrative	$8,217	$6,795	$24,846	$18,392
Percent of net sales	15%	16%	14%	17%

The increase in selling, general and administrative expense of approximately $1.4 million, or 21%, in the quarter ended June 29, 2007 as compared to the quarter ended June 30, 2006 was primarily due to approximately $0.6 million of increases in salaries, stock compensation expense and commissions, $0.3 million in increased cost related to international infrastructure build-up, a $0.2 million increase in outside service costs related primarily to the upgrade of our Oracle system and preparing to implement the requirements of Sarbanes-Oxley and approximately $0.5 million related to foreign currency exchange transactions.  These increases were partially offset by lower legal and accounting costs and lower licensing and franchise tax fees totaling approximately $0.5 million.

Selling, general and administrative expenses increased by approximately $6.5 million, or 35%, during the nine months ended June 29, 2007 as compared to the nine months ended June 30, 2006.  The increase was related primarily to increased salaries and benefits, stock compensation expense and commission of approximately $2.4 million, increased legal and accounting costs of $0.6 million, increases in export, licensing and franchise tax fees of $0.2 million, increased costs related to international infrastructure build-up of $0.7 million and approximately $0.5 million increase in fees for outside services related primarily to the Oracle upgrade and preparing to implement the requirements of Sarbanes-Oxley.  A lower net gain on foreign currency transaction and an increase in allocated facility costs of $0.4 million and $0.3 million, respectively, also contributed to the increase.  In addition, $0.8 million in increased selling, general and administrative costs was due to the inclusion of the merged Trikon subsidiary for only a portion of the nine-month period ended June 30, 2006 subsequent to our December 2005 merger transaction with Trikon.

In-process Research and Development

	Quarter Ended		Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	(dollars in thousands)
In-process research and development	$—	$(29)	$—	$373
Percent of net sales	0%	0%	0%	0%

In-process research and development costs incurred during the nine months ended June 30, 2006 were the result of our merger transaction with Trikon in December 2005 and represent the write-off of technology that had not reached technological feasibility at the time of the merger.

Interest Expense

	Quarter Ended		Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	(dollars in thousands)
Interest expense	$663	$1,424	$2,978	$4,166
Percent of net sales	1%	3%	2%	4%

Our interest expense for the quarters and nine months ended June 29, 2007 and June 30, 2006 consisted primarily of interest incurred on our revolving line of credit, another line of credit, which is secured by a mortgage on our land and buildings, amortization of debt issuance costs and amortization of the fair value of the warrants issued to affiliates of VantagePoint Venture Partners, or VPVP, in consideration for VPVP’s agreement to guarantee a portion of Aviza’s revolving line of credit.  In addition, dividends that were accrued on our mandatorily redeemable Series B and B-1 preferred stock were charged to interest during the quarter and nine months ended June 30, 2006.

During April 2007, we entered into a new credit agreement with a syndication of banks to refinance our existing bank loans and mortgage note payable.  The new credit facility includes a revolving line of credit, an equipment term loan and commercial real estate loan.

Aggregate borrowings under our new revolving line of credit, equipment term loan and commercial real estate loan were $31.7 million at June 29, 2007.  Aggregate borrowings under the prior credit facilities were $37.1 million at June 30, 2006.

During the quarter ended June 29, 2007, interest expense decreased by approximately $0.8 million from the quarter ended June 30, 2006 due to a combination of lower average borrowings and lower interest rates on our new credit facility.  In addition lower debt issuance costs and warrant amortization contributed to lower interest expense for the quarter.

Interest expense during the nine months ended June 29, 2007 was approximately $1.2 million less than the nine months ended June 30, 2006 due primarily to the lower interest rate on our new credit facilities, lower debt issuance and warrant amortization costs and no dividends being recorded on our mandatorily redeemable Series B and B-1 preferred stock during the nine months ended June 29, 2007, as these shares were converted to our common stock in April 2006.  Dividends recorded during the nine months ended June 30, 2006 were approximately $0.5 million.

Other Income (Expense)-net

	Quarter Ended		Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	(dollars in thousands)
Other income (expense)-net	$(449)	$16	$(425)	$(129)
Percent of net sales	0%	0%	0%	0%

Other income (expense)-net during the quarter and nine months ended consisted primarily of the write off of approximately $461,000 in costs related to our prior financing agreements, which were refinanced through a different lender during the quarter ended June 29, 2007.

Income Taxes

Because we have incurred significant operating losses, we have recorded no material federal or state income taxes.  We recorded income taxes relating to certain profitable international subsidiaries.

Liquidity and Capital Resources

At June 29, 2007, our cash and cash equivalents were $22.0 million as compared to $10.7 million at September 29, 2006.  The net increase in cash and cash equivalents was primarily due to the following:

•                                          Proceeds from our public offering of 4,600,000 shares of our commons stock at $6.50 per share. Cash received from this offering net of direct offering costs was approximately $27.5 million;

•                                          Reductions in borrowings of approximately $4.2 million;

•                                          Cash used in operations of approximately $4.5 million primarily related to increased accounts receivable and reductions in accounts payable, which more than offset net income adjusted for non-cash reconciling items and reductions in inventories; and

•                                          Cash used in our acquisition of approximately $7.5 million in plant and equipment related primarily to our development and demonstration laboratories.

During April 2007, we entered into a new credit agreement with a syndication of banks to refinance our existing bank loan and mortgage note payable.  The new credit facility includes a revolving line of credit secured by accounts receivable and inventory, an equipment term loan and a commercial real estate term loan.  We may borrow up to $55,000,000 under the new credit facility.  The revolving portion of the loan has a two-year term.  The equipment term loan has a three-year amortization period with monthly payments of principal and accrued interest and is secured by a lien on the equipment of the Company.  Maximum borrowings under this provision of the facility are $4,000,000, which we borrowed during the quarter ended June 29, 2007.  The real estate portion of the facility has a four-year term and is secured by a deed of trust on our Scotts Valley facility.  Monthly payments of principal and accrued interest will be based on a 20-year amortization period of the loan principal.  Maximum borrowing under the real estate portion of the facility is $11,935,000, which we borrowed during the quarter ended June 29, 2007.  As principal is paid down under the equipment and real estate portions of the facility, additional borrowing availability will be created under the revolving portion of the credit facility so that we have a maximum of $55,000,000 in borrowing availability at all times under the agreement.  The weighted-average interest rate for the quarter ended and at June 29, 2007 for these loans was 7.75%.  The credit agreement contains certain financial and operating covenants.  As of June 29, 2007, we were in compliance with these financial and operating covenants. Loan commitment fees and other direct expenses totaling $302,000 incurred to secure the facility, will be amortized over the life of the loans.

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

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended June 29, 2007 was $4.5 million.  Net income during the nine months ended June 29, 2007 of approximately $3.0 million, together with non-cash expense adjustments (primarily depreciation, amortization, stock-based compensation, bad debt and net operating loss utilization) aggregating $6.0 million, provided cash from operating activities to offset cash used to fund changes in operating assets and liabilities.  Net changes in operating assets and liabilities during the nine months ended June 29, 2007 used approximately $13.5 million of cash.  Cash used to fund increases in accounts receivable and a reduction in accounts payable was $13.9 million and $11.2 million, respectively.  These uses of cash were partially offset by cash generated through reductions in inventory, decreases in prepaid and other assets and increases in warranty liability and accrued liabilities of approximately $8.8 million, $0.1 million, $1.1 million and $1.6 million, respectively.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended June 29, 2007 was $7.5 million.  Investing activities during the nine months ended June 29, 2007 consisted of purchasing equipment primarily used in our development and demonstration laboratories.

Cash Flows from Financing Activities

Net cash generated by financing activities for the nine months ended June 29, 2007 was $23.5 million.  Net proceeds from our public offering of 4,600,000 shares of our common stock and exercise of stock options provided $27.7 million in cash.  Reduction of our aggregate borrowings partially offset proceeds from the issuance of our common stock.

Off-Balance Sheet Arrangements

As of June 29, 2007, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Obligations

Other than operating leases for certain equipment and real assets, we have no significant off-balance sheet transactions or unconditional purchase obligations.  As of June 29, 2007, our cash obligations and commitments relating to our debt obligations and lease payments were as follows:

	Payments due by period
	Total	Less Than One Year	One to Three Years	Three to Five Years	Greater than Five Years
	(in thousands)
Bank loan (Revolving line of Credit)	$15,936	$15,936	$—	$—	$—
Equipment note payable	3,905	1,239	2,666	—	—
Mortgage note payable	11,846	257	583	11,006	—
Other notes payable	818	454	364	—	—
Operating lease obligations	6,232	2,772	3,192	109	159
Capital lease obligations	742	322	394	26	—

Payments due by period include interest expense on all debt and capital lease obligations with fixed interest rates.  This excludes interest on our revolving line of credit, equipment and mortgage notes payable.

Recent Accounting Pronouncements

During the quarter ended September 29, 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (“SAB 108”), which provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  SAB 108 calls for the quantification of errors using both a balance sheet and income statement approach based on the effects of such errors on each of the company’s financial statements and the related financial statement disclosures.  SAB 108 is effective for financial statements issued for the fiscal year ending after November 15, 2006.  Adoption of SAB 108 did not have an impact on our results of operations or financial condition.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting For Income Taxes (“SFAS 109”).  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN No. 48 requires that tax positions previously held which no longer meet the more-likely-than-not recognition threshold should be derecognized in the first financial reporting period in which the threshold is no longer met.  Use of a valuation allowance as per SFAS 109, is no longer an appropriate substitute for the derecognition of a tax position.  The interpretation is effective for fiscal years beginning after December 15, 2006.  We have not yet evaluated the impact of the adoption of FIN No. 48 on our financial position, results of operations or cash flows.

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

As of June 29, 2007, the end of the period covered by this report, based on the evaluation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

On April 11, 2006, IPS, Ltd. filed a lawsuit against us in the United States District Court for the Central District of California. The complaint alleges that we improperly used IPS’s confidential information to develop our Celsior single-wafer atomic layer deposition technology. We have filed an answer denying the claim. The complaint is for unspecified monetary damages, injunctive relief and an order rescinding the settlement and distributor agreements that IPS and Aviza entered into in May 2004 in settlement of a prior lawsuit that IPS filed against ASML U.S., Inc. and Aviza in March 2004 relating to assets that we acquired from ASML in October 2003. We believe that we have complied with the settlement and distributor agreements and that the allegations contained in IPS’s complaint are without merit. We intend to contest the lawsuit vigorously.  In May 2007, Aviza successfully moved the dispute into arbitration. Discovery commenced in June 2007.

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

ITEM 1A.                    RISK FACTORS

There are no material changes to the risk factors described in the section entitled “Risk Factors” in Item 1A in Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2007, except for the deletion of the risk factor entitled, “We are subject to export regulations and could be required to pay substantial fines and penalties if we fail to comply with these regulations.”

We receive most of our net sales from a small number of customers, and the loss of, or a significant reduction or fluctuation in, orders from those customers could seriously harm our business.

For the nine months ended June 29, 2007, approximately 35% of our net sales were attributable to Inotera Memories Inc. and approximately 69% of our sales were attributable to our top 10 customers.  For our fiscal year ended September 29, 2006, approximately 35% of our net sales were attributable to two customers and approximately 74% of our net sales were attributable to our top 10 customers.  Winbond Electronics Corp. and Inotera Memories, Inc. accounted for 24% and 11% of our net sales in fiscal 2006, respectively.  For our fiscal year ended September 30, 2005, approximately 69% of our net sales were attributable to three customers and approximately 84% of our net sales were attributable to our top 10 customers.  Inotera Memories, Inc., Infineon Technologies AG and Winbond Electronics Corp. accounted for 43%, 15% and 11% of our net sales in fiscal 2005, respectively.  We expect to continue to receive a substantial portion of our net sales from a small number of customers for the foreseeable future.  If our largest customers delay, cancel or do not place orders, we may not be able to replace those orders with new orders.  As we expect to configure our systems to customer specifications, changing, rescheduling or canceling orders may result in significant non-recoverable costs.  The loss of, or a significant reduction in, orders from any of our major customers could seriously harm our business.

The semiconductor industry is highly cyclical and unpredictable.

Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current anticipated market demand for ICs and, in particular, the DRAM segment of the semiconductor industry, which accounted for a majority of our net sales for nine months ended June 29, 2007 and the fiscal year ended September 29, 2006.  The semiconductor industry has historically been cyclical due to sudden changes in manufacturing capacity.  These changes in capacity have affected the timing and amounts of our customers’ capital equipment purchases and investments in technology, and continue to affect our orders, net sales, gross margins and results of operations.

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

We achieved net income of approximately $3.0 million for the nine months ended June 29, 2007.  However, we incurred net losses of $14.7 million, $16.0 million and $19.7 million for the fiscal years ended September 29, 2006 (fiscal 2006), September 30, 2005 (fiscal 2005) and the fiscal period from October 7, 2003 through September 24, 2004 (fiscal 2004), respectively.  As a result, we will need to continue to increase our sales and reduce our costs in order to sustain profitability.  However, we may never again generate sufficient net sales or reduce our costs sufficiently to achieve profitability.  Even if we again achieve profitability, we may not have sustainable profitability on a quarterly or annual basis in the future.  If we are unable to sustain profitability, we may be forced to implement expense reduction measures, including selling assets, consolidating operations, reducing our workforce or delaying, canceling or reducing certain system development, marketing or other operational programs, any of which could harm our business.

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

On April 11, 2006, IPS, Ltd. filed a lawsuit against us in the United States District Court for the Central District of California. The complaint alleges that we improperly used IPS’s confidential information to develop our Celsior single-wafer atomic layer deposition technology. The complaint is for unspecified monetary damages, injunctive relief and an order rescinding the settlement and distributor agreements that we and IPS entered into in May 2004 in settlement of a prior lawsuit that IPS filed against ASML U.S., Inc. and us in March 2004 relating to assets that we acquired from ASML in October 2003. We intend to contest the lawsuit vigorously.  In May 2007, Aviza successfully moved the dispute into arbitration. Discovery commenced in June 2007.

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

We have significant indebtedness.  At June 29, 2007, we had total debt of approximately $33.2 million.  Our indebtedness could have serious consequences for our business, including limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate or other purposes.

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

At June 29, 2007, we had cash and cash equivalents of approximately $22.0 million and short-term and long term debt of approximately $33.2 million.  We may need to raise capital from the sale of debt or equity securities or other sources in order to support our operations.  We may not be able to obtain this capital on acceptable terms, or at all.  If we issue additional equity or convertible debt securities to raise capital, your percentage ownership of Aviza will be reduced, and you may experience significant dilution.  In addition, new investors in Aviza may demand rights, preferences or privileges that differ from, or are senior to, yours, including warrants in addition to the securities purchased and protection against future dilutive transactions.

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

The percentage of worldwide semiconductor production that is based in Asia is growing more rapidly than in other regions.  Although we derived approximately 62% of our net sales for the nine months ended June 29, 2007 and 64%, 65% and 46% of our net sales for fiscal 2006, 2005 and 2004, respectively, from our sales to customers located in the Asia Pacific region, our brand recognition in the region is limited.  In order to grow our business, we need to penetrate the region with the addition of new customers, new systems and the expansion of our relationships with our existing customers.  We have traditionally sold our systems primarily through our direct sales force.  Although we have a direct sales force and local representatives in the Asia Pacific region, we cannot assure you that we will be able to continue penetrating markets in this region.  Our failure to continue to penetrate these markets, or failure to attract the additional personnel necessary to service new and existing customers, may harm our competitive position and our future business prospects.

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

We cannot assure you that patents will be issued on pending patent applications or that competitors will not be able to legitimately ascertain proprietary information embedded in our systems that is not covered by patent or copyright.  If this happens, we may not be able to prevent the competitor from using this information.

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

We derived a significant portion of our net sales for the nine months ended June 29, 2007 and fiscal 2006 from sales in foreign countries, including certain countries in Asia such as Singapore, Taiwan, Japan, Malaysia, China and Korea.  The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries, some of which are countries in which we have sold and in which we expect to continue to sell systems.  For example, Taiwan is not a signatory to the Patent Cooperation Treaty, which is designed to specify rules and methods for defending intellectual property internationally.  In Taiwan, the publication of a patent prior to its filing would invalidate the ability of a company to obtain a patent.  There is a risk that our means of protecting our proprietary rights may not be adequate in some foreign countries.

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

Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires that beginning with our Annual Report on Form 10- K for our fiscal year ending in September 2008, we must furnish a report on our internal control over financial reporting.  This report will contain an assessment by our management of the effectiveness of our internal control over financial reporting.  Beginning with our Annual Report on Form 10-K for our fiscal year ending in September 2009, this report will also contain an opinion by our independent registered public accounting firm as to the effectiveness of our internal control over financial reporting.

We identified material weaknesses in our internal control over financial reporting as of the end of fiscal 2004, and Trikon Technologies, Inc., or Trikon, with which we completed our merger transaction in December 2005, restated its financial statements in May 2005 as a result of Trikon’s identification of errors which resulted in material weaknesses in its internal control over financial reporting.  As a result of our and Trikon’s identified material weaknesses, we face a significant challenge in ensuring our operations are designed in a manner that is consistent with the framework of internal control established by the Committee of Sponsoring Organizations of the Treadway Commission.

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

The process of implementing our internal control over financial reporting and complying with Section 404 will be expensive and time consuming, and will require significant effort by management.  We cannot assure you that we will implement and maintain effective internal control over financial reporting.  If management asserts that our internal control over financial reporting is ineffective or if our independent registered public accounting firm expresses an adverse opinion on the effectiveness of our internal control over financial reporting the value of your investment in Aviza could decline.  In addition, a delay in complying with Section 404 may subject us to a variety of administrative actions, including ineligibility for short-form resale registration, action by the SEC, the suspension or delisting of our common stock from the Nasdaq Global Market and the inability of registered broker-dealers to make a market in our common stock, which could further reduce our stock price and could harm our business.

We will not be required to furnish a report on our internal control over financial reporting until December 2008.

We are not currently required to furnish a report on our internal control over financial reporting pursuant to the SEC’s rules under Section 404 as part of the Annual Reports that we file on Form 10-K.  These rules will apply to us when we file our Annual Report on Form 10-K for our fiscal year ending in September 2008, which we are required to file in December 2008.  As a result, we cannot assure you that our internal control over financial reporting is effective, and you will not have a report from us to that effect until December 2008, and our independent registered public accounting firm will not have to provide its opinion as to the effectiveness of our internal control over financial reporting until December 2009.

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

We have manufacturing facilities in Newport, South Wales, U.K., and sales and service offices in many other countries.  In addition, approximately 62% of our net sales for the nine months ended June 29, 2007 and 64% of our net sales for fiscal 2006 were derived from sales in the Asia Pacific region.  In recent years, Asian economies have been highly volatile and recessionary, resulting in significant fluctuations in local currencies and other instabilities.  Instabilities in Asian economies may continue and recur in the future or instability could occur in other foreign economies, any of which could harm our business, financial condition and results of operations.

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

At June 29, 2007, affiliates of VantagePoint Venture Partners, which we refer to collectively as VantagePoint, and Caisse de dépôt et placement du Québec, which we refer to as CDPQ, beneficially owned approximately 37% and 15.8%, respectively, of our outstanding common stock.  VantagePoint and CDPQ exercise significant influence over our operations, business strategy and the outcome of votes on all matters requiring stockholder approval, including the approval of significant corporate transactions such as mergers or other business combinations.  VantagePoint or CDPQ may have interests that differ from the interests of our other stockholders.  This concentration of ownership may also have the effect of delaying or preventing a change of control of Aviza or discouraging others from making tender offers for shares of our common stock, which could prevent our other stockholders from receiving a premium for their shares.

The price of our common stock has been and may continue to be volatile, which may lead to losses by investors or to securities litigation.

The market price of our common stock has been and may continue to be volatile, and our stock price may decline in the future.  For example, for the period from December 2, 2005, the first day that our common stock was publicly traded, through August 7, 2007, the closing price range of our common stock was $3.66 to $8.74 per share.

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

None

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

10.3	Second Amended and Restated 2005 Stock Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on May 15, 2007.

10.4

Amendment No. 2 to the 2003 Equity Incentive Plan of Aviza, Inc., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant with the Commission on May 15, 2007.

10.5

Amendment No. 2 to the 2004 Equity Incentive Plan of Trikon Technologies, Inc., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the registrant with the Commission on May 15, 2007.

10.6

Purchase Agreement and Joint and Mutual Escrow Instructions, dated as of July 9, 2007, between Aviza Technology, Inc., and Morley Bros., LLC., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on July 13, 2007.

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

Dated: August 13, 2007

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

10.3	Second Amended and Restated 2005 Stock Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on May 15, 2007.

10.4

Amendment No. 2 to the 2003 Equity Incentive Plan of Aviza, Inc., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant with the Commission on May 15, 2007.

10.5

Amendment No. 2 to the 2004 Equity Incentive Plan of Trikon Technologies, Inc., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the registrant with the Commission on May 15, 2007.

10.6

Purchase Agreement and Joint and Mutual Escrow Instructions, dated as of July 9, 2007, between Aviza Technology, Inc., and Morley Bros., LLC., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on July 13, 2007.

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