Form 10-K
period 2007-09-28
Aviza Technology, Inc.
filed 2007-12-13
CIK 1311396

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2007
OR
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
831-438-2100 (Registrant's Telephone number, including area code)

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

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐                Accelerated Filer ☐                Non-accelerated filer ☒

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of March 30, 2007, the aggregate market value of the common stock held by non-affiliates of the Registrant was $63,896,294 based on the closing price of the Registrant's common stock reported by the Nasdaq Global Market on that date. Shares of common stock held by officers, directors and holders of more than 5% of the outstanding common stock have been excluded from the calculation because such persons may be deemed to be affiliates on that date. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The number of shares of the Registrant's common stock outstanding on December 10, 2007 was 21,854,522.

        Documents incorporated by reference: Portions of the definitive proxy statement for the registrant's 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to September 28, 2007.

AVIZA TECHNOLOGY, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 2007

TABLE OF CONTENTS

i

Cautionary Statement Regarding Forward-Looking Statements

        The statements in this report include forward-looking statements. These forward-looking statements are based on our management's current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology, including the words "believes," "expects," "may," "will," "should," "seeks," "intends," "plans," "estimates" or "anticipates" or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. These forward-looking statements relate to, among other things: our sales, results of operations and anticipated cash flows; capital expenditures; depreciation and amortization expenses; research and development expenses; sales, general and administrative expenses; the development and timing of the introduction of new products and technologies; our ability to maintain and develop relationships with our existing and potential future customers and our ability to maintain the level of investment in research and development and capacity that is required to remain competitive. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including, but not limited to: variability of our revenues and financial performance; risks associated with product development and technological changes; the acceptance of our products in the marketplace by existing and potential future customers; disruption of operations or increases in expenses due to our involvement in litigation or caused by civil or political unrest or other catastrophic events; general economic conditions and conditions in the semiconductor industry in particular; the continued employment of our key personnel and risks associated with competition.

        For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see the "Risk Factors" set forth in Item 1A of Part I of this report, the "Liquidity and Capital Resources" section under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this report and the other risks and uncertainties that are set forth elsewhere in this report or detailed in our other Securities and Exchange Commission reports and filings. We assume no obligation to update these forward-looking statements.

PART I

ITEM 1.    Business

Company Overview

        We design, manufacture, sell and support advanced semiconductor capital equipment and process technologies for the global semiconductor industry and related markets. Our systems are used in a variety of segments of the semiconductor market, including advanced silicon processing for memory devices, advanced 3-D packaging and power integrated circuits, or ICs, for communications. We focus our efforts on designing systems that enable device manufacturers to meet today's challenging technological and manufacturing requirements. We offer both front-end-of-line and back-end-of-line systems and process technologies used for the aforementioned markets addressing critical thin film formation technologies, including atomic layer deposition, or ALD, physical vapor deposition, or PVD, chemical vapor deposition, or CVD, plasma etch, or Etch, and thermal processing systems.

        Our customer base is geographically diverse and includes both integrated device manufacturers and foundry-based manufacturers. We have a broad installed base, with approximately 2,500 systems in active operation for which we are providing ongoing parts and services worldwide. We believe that these systems are installed at many of the world's semiconductor manufacturers, including a majority of the top 25 semiconductor manufacturers around the world. We sell our systems globally primarily through a direct sales force and in some instances through local independent sales representatives. Our global sales and support organization is focused on developing and nurturing long-term customer relationships. Our largest customers by net sales for our fiscal year ended September 28, 2007 were

Inotera Memories, Inc., Nan Ya Technology Corp., Infineon Technologies AG (including Qimonda AG, formerly the DRAM division of Infineon Technologies AG), Semiconductor Manufacturing International Corporation and United Microelectronics Corporation.

Industry Overview

        Modern electronic devices are the fundamental building blocks used in all electronic systems, playing an important role in the proliferation of computing, communications and consumer electronics products. The market for semiconductor and related devices has expanded rapidly over recent decades as device manufacturers have produced ICs and other devices with increased functionality and increasingly smaller sizes at lower costs. VLSI Research Incorporated, or VLSI, reports that worldwide semiconductor sales are expected to reach $261.2 billion in 2007 and expects sales to reach $377.7 billion in 2012. Growth in the IC industry has been driven both by the development of new electronic products as well as an increase in the silicon content of applications for the automotive, consumer, communication and computing industries. As these electronic products have become more sophisticated, memory ICs in particular have experienced rapid growth as the need to support increased memory capacity in these products has increased. Memory ICs are available in many different types, including dynamic random access memory, or DRAM, and flash memory, to serve a variety of different memory requirements. According to VLSI, both DRAM and flash memory sales are projected to grow at a compound annual growth rate of more than 8.7% from 2007 through 2012.

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

Industry Challenges

        Semiconductor designers and manufacturers are under increasing pressure to bring high-quality and increasingly complex devices to market faster and at lower cost. They must also continue to improve device performance while controlling or minimizing capital expenditures. This becomes more critical as cost-effective scaling presents significant challenges. As a result, device companies are beginning to rely heavily on non-scaling techniques such as new film materials and new device structures to deliver improved device performance. Capital equipment plays an important role in enabling device designers and manufacturers to lower their overall costs, get products to market quickly and improve the products' quality and reliability. As a direct result of the increasing pressure placed on designers and manufacturers to keep pace with Moore's Law, which predicts that for minimum component cost, the number of transistors on an IC doubles every 24 months, capital equipment suppliers are facing new challenges in meeting their needs.

        The key challenges that capital equipment manufacturers like Aviza must address include:

        New Materials—In order to keep pace with the International Technology Roadmap for Semiconductors, the semiconductor industry is faced with the need to develop and adopt an unprecedented number of new materials, as the physical properties of conventional materials are reaching limitations in their ability to provide improved performance. New materials such as high dielectric constant materials, or high-k dielectrics, and metal electrodes are required to increase device performance.

        Integrated Through Silicon Via, or TSV, Technologies vs. Advanced Packaging—The rapid adoption of advanced packaging techniques, which are commonly referred to as wafer level packaging, package-on-package, package-in-package or 3-D packaging, is fueled by the drive for continuous improvement in device performance and functionality in wireless, personal and consumer electronics such as mobile phones, MP3 players and radio frequency identification tags. In addition to the increasing demand for improved performance, IC designers and manufacturers have to deliver improved performance in a smaller overall package and with lower cost. The inherent physical constraints of traditional wire-bonding interconnect schemes create a practical limit on the ability to improve performance while simultaneously reducing size.

        The semiconductor industry continues to strive to meet the demands for improved performance in a smaller overall package at lower cost. Traditionally, this demand has been fueled by the industry's desire to keep pace with Moore's Law coupled with stacking dies one on top of the other and using traditional wire bonding techniques to accomplish the die-to-die and die-to-substrate connect. However, there are physical and performance (primarily resistance capacitance constant) limitations to being able to stack dies and still meet the input/output, or I/O, requirements with wire bonding techniques.

        To achieve higher I/O and lower cost performance, the industry is investing in alternative means of stacking dies and creating interconnect approaches that minimize or eliminate traditional wire bonding techniques, one of which is the use of TSV interconnect structures. According to TechSearch International, Inc., there are over 40 companies with TSV activities. This advancement of TSV activities is a means of keeping pace with Moore's Law. Research and development and pilot line programs are common in the integrated device manufacturing, foundry and packaging manufacturers. We believe that Aviza is one of a few semiconductor capital equipment suppliers that has all of the requisite technologies in our product portfolio to create TSVs.

        Lower Cost of Ownership—In order to improve their cost structure, device manufacturers demand processing platforms with lower total cost of ownership, which takes into account not only the initial purchase price but also throughput, yield, reliability, flexibility and other operating costs.

        Time-to-Market—Today's devices are characterized by rapid technological improvements and shorter product life cycles. These product life cycles are more accelerated for devices used in consumer electronics products such as mobile phones and digital cameras, given the constant innovation in the consumer electronics industry, which poses additional challenges for semiconductor manufacturers and capital equipment suppliers.

        Shrinking Device Features—As the semiconductor industry moves to 90-nanometer feature sizes and below, the device manufacturing process becomes significantly more complex, requiring more stringent manufacturing specifications and lower margins of error.

Our Solutions

        We deliver a broad range of semiconductor capital equipment and process technologies to serve the needs of a wide range of device manufacturers. In addition to providing the high product performance expected by our customers, we believe maintaining the quality standards of our organization and our worldwide service and support are important to meeting these needs. We believe our customers choose our products because of the following factors:

        Advanced Film Development and Process Technology—Our continued development of process technologies, such as our ALD systems, enables semiconductor manufacturers to use new materials necessary to manufacture and package next-generation devices. Our systems have been developed with proprietary technologies, such as our Across-Flow and Direct Liquid Injection technology, which enable the use of advanced materials.

        Low Cost of Ownership—Our systems are designed to improve the yield, throughput and utilization of semiconductor manufacturing facilities. Our systems offer integrated process technology, extendibility and optimized process flow to help IC makers achieve their overall cost-of-ownership and functionality objectives.

        Worldwide Customer Service and Support—Our goal is to provide our customers with global technical service, in-depth process engineering support and rapid delivery of our systems and parts. We provide customer support through our global service organization 24 hours per day, seven days per week. In addition, we have multiple parts depots around the world to support our installed base of systems.

        Focus on Customer Relationships and Strategic Alliance—We believe that our regular dialogue with our customers and our visibility of their technology roadmaps allow us to serve their needs effectively. We also work to develop strategic alliances with equipment and materials suppliers to the semiconductor industry to produce next-generation films and processes to keep pace with the International Technology Roadmap for Semiconductors.

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

  •
  Expand our customer base in the Power, Micro-Electro-Mechanical systems and 3D interconnect markets with Etch, CVD and PVD systems;

  •
  Further penetrate our existing customer base by seeking opportunities to sell our customers systems from our expanding portfolio of systems that they are not already purchasing from us;

  •
  Expand our customer base in the DRAM, flash and logic markets with our ALD systems;

  •
  Capitalize on our field service infrastructure in order to continue to understand our customers' current and future needs, while delivering a positive customer experience throughout the product life cycle; and

  •
  Continue to drive cost-reduction initiatives, including the improvement of our global supply chain and reduction in materials costs.

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

        Atomic Layer Deposition—The reduction in the size of devices continues to keep pace with Moore's Law, driving stringent requirements for the thickness control and repeatability of deposited films used in the manufacturing of devices. With decreasing geometries and increasing aspect ratios, we believe that ALD will replace some of the incumbent deposition techniques due to ALD's ability to achieve uniform thickness, which is commonly referred to as conformal step coverage, across the horizontal and vertical planes of the device structure. This method allows the deposition of a wide variety of dielectric and conductive films one atomic layer at a time for various sub-90 nanometer (nm) memory and logic applications.

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

        We believe that ALD is also best suited to deposit high-k materials, which can meet the lower electrical leakage uniformity, conformal step coverage and material purity requirements for nanotechnology. The deposition temperatures for ALD are hundreds of degrees lower than conventional CVD processes. We offer both single wafer and batch ALD systems to cover a wide range of applications, film thickness and productivity requirements.

        Our ALD systems include:

  •
  Celsior fxP™: Our Celsior fxP ALD system is a single-wafer, multi-chamber cluster solution configurable to both 200mm and 300mm wafer sizes and is designed to meet current process and productivity requirements with capabilities beyond the 90nm node. Our Celsior fxP system is designed to offer precise atomic-level thickness control, low process temperature and highly conformal coatings with film quality for a wide range of films, including aluminum oxide, hafnium oxide, titanium oxide, hafnium silicate, titanium nitride, tantalum nitride and zirconium oxide.

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

        Physical Vapor Deposition—PVD is a process used to apply conducting, liner and barrier metal layers on an IC. One of the primary PVD methods is sputtering, a process in which an electric discharge creates ions of an inert gas, such as argon, which are then accelerated in a vacuum at a target typically composed of pure metal or a metal compound, such as aluminum, tantalum or copper. The target atoms are sputtered away and deposited on the wafer to form a thin film. Thin conductive films, when patterned by lithography and etching, are used to wire an IC.

        Our Sigma fxP™ system is used to sputter uniform layers of pure metals or metal alloys and metal compounds such as oxides or nitrides. Sigma fxP couples unique process modules on a cluster tool architecture and is designed to achieve lower cost of ownership. Sigma fxP is designed to be one of the cleanest PVD systems on the market, which is a key technology requirement for sputtering high quality films on the wafer. The process chambers are designed around a simple base configuration that can be modified via application-specific kits to address a wide range of device needs. In particular, the process modules are scalable to create advanced capability PVD chambers for depositing high quality barrier and liner layers for advanced metallization structures. These consist of the "long throw" Hi-Fill and "ionized metal" Advanced Hi-Fill PVD chambers for improved barrier and liner deposition into high aspect ratio structures. Where conformal step coverage over high aspect ratio features is critical, a metal organic CVD module is available to provide low temperature, largely conformal titanium nitride films. Pre-heat and sputter etch chambers are also available.

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

        Chemical Vapor Deposition—CVD is a process that can be used to apply thin films of dielectric and, to a lesser extent, conductive materials. During the CVD process, gases that contain atoms of the material to be deposited chemically react to form a thin film of solid material on the wafer. Typical uses for dielectric deposition by CVD include:

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

        Our Delta fxP system can be configured with up to six process modules to address different applications and markets, offering enhanced throughput, uptime and productivity. Process modules are based upon a standard design that allows migration between platforms as capacity demand increases. Key applications for the Delta fxP include STI, PMD and IMD.

        Silicon dioxide, when deposited by conventional techniques, displays small gaps inside the structure, which prevents effective film planarization. Our planar processes (previously referred to as Flowfill and low-k Flowfill processes), which are performed on the Delta fxP, are CVD technologies that were developed to form high-quality silicon dioxide layers that possess the properties both to fill gaps and produce a high degree of planarization. Planar processes reduce the need for chemical mechanical planarization processing with a corresponding reduction in cost of ownership, or in some cases completely remove the chemical mechanical planarization steps.

        Plasma-Enhanced Chemical Vapor Deposition—PECVD is a form of deposition that utilizes plasma to enhance the chemical reaction rates of precursors, or the chemical ingredients that react with other ingredients to produce a thin film. PECVD processing allows deposition at lower temperatures, which is often required for the proper application of certain films. This deposition technique was developed to allow for low temperature processing of silicon nitride films for passivation and insulation of devices.

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

        Atmospheric Pressure Chemical Vapor Deposition—APCVD is the process by which chemicals are applied to the wafer in an atmospherically controlled environment. Our APCVD systems employ our proprietary approach designed to allow high deposition rates with a simpler reactor design yielding higher operational reliability and high wafer throughput.

        Our APCVD systems include:

  •
  1500 APCVD—Our 1500 APCVD system processes 200mm wafers addressing design-rule fabrication capability of 0.15 micron. It offers relatively low cost of ownership with a process designed to result in improved reliability, performance and serviceability through enhanced film uniformity, reduced consumables, improved system availability and ultra-low film metal levels. Our 1500 APCVD system provides both doped and un-doped deposition of tetraethylorthosilicate-, or TEOS-, based silicon dioxide and can be utilized in a broad range of dielectric film applications for both logic and memory manufacturing requirements.

  •
  1000 APCVD—Our 1000 APCVD system offers either hybrid or TEOS-reactant processes and is designed for high productivity on 200mm wafer processing lines. It provides both doped and un-doped deposition of TEOS-based silicon dioxide and can be used in a broad range of dielectric film applications for a variety of semiconductor applications.

  •
  999R APCVD and TEOS999 APCVD—Our 999R APCVD and TEOS999 APCVD systems are for production lines employing between 100mm and 150mm wafers and are capable of simultaneously processing two wafers in parallel. Both systems offer doped and un-doped silicon dioxide processing capabilities.

Etch

        Etch is a process that preferentially removes material from the wafer surface by chemically converting exposed portions of the surface into a gaseous by-product that is pumped away from the process chamber. Almost all deposition processes create a film covering the entire wafer surface. While many layers of different material are required to build up a device, the materials are only needed in selected parts of the wafer during the IC manufacture process. For example, to create the current carrying "wires" of an IC, the entire wafer surface is covered with sputtered aluminum alloys and its associated barrier layers. These conductive layers are then coated with light-sensitive films, which are commonly referred to as photoresist, and are exposed to the wiring pattern during the photolithography process. Plasma etching is then used to remove the exposed conductive layer, thus replicating the wiring pattern. The metal remains in place under the photoresist, which is then stripped off. The finished metal lines at that point in the device manufacture process are referred to as the interconnects.

        Our Etch systems include:

  •
  Omega fxP™—The Omega fxP offers up to six process modules plus in-line stations to allow for the alignment and the cooling down of the wafer. The cluster module also has two vacuum cassette stations and multiple chambers, which provide high throughput for the high volume user or the option to "mix and match" different plasma sources for advanced sequential etching processes.

  •
  Omega i2L—The Omega i2L features our plasma source technologies in a single-chamber format that combines high performance etching with small footprint and low initial capital cost for low-rate production fabrication facilities. These attributes make the Omega i2L particularly well suited for cost-sensitive manufacturing of ICs and compound semiconductors.

        Both the Omega fxP and the Omega i2L support our three main plasma sources: our M0RI™ etch technology, Plasma Enhanced Reactive Ion Etch, or PERIE, and Inductively Coupled Plasma, or ICP. Additional modules may also be added to the main transport modules that provide secondary functions such as a post-etch corrosion removal processes. In our etch systems suite, M0RI offers the highest plasma density that provides process solutions for the most advanced polysilicon, oxide and low-k etch requirements. The low plasma density ICP is used extensively for high-density aluminum and polysilicon etching as well as for a broad range of processing on the front and back sides of compound semiconductors. The PERIE offers medium plasma density for silicon and dielectric etching where the feature sizes are less challenging. We have also developed a variant of our M0RI etch process chamber specifically for very high aspect ratio silicon etching and micro machining. This deep silicon, or DSi, chamber offers benefits to production users in system-in-package, wafer level packaging and conventional micro electro mechanical systems applications. DSi techniques are used in a myriad of applications such as the manufacture of discrete components in system-in-package and accelerometers for car air bags. We also offer a gas phase etch module, which removes sacrificial layers to create microscopic moveable structures.

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

        Our thermal processing systems include:

  •
  RVP-300plus™—Our RVP-300plus is designed for processing 300mm wafers addressing requirements for 0.13-micron and smaller geometries. The design of the RVP-300plus focuses on maximizing productivity and throughput. Among its features, the RVP-300plus is capable of rapidly ramping the temperature up and down, which results in chemical deposition and temperature control across the wafer. The RVP-300plus also utilizes a dual-cassette configuration resulting in increased throughput.

  •
  RVP-550™—Our RVP-550 is a flexible batch heating system with Across-Flow technology and is designed to process loads up to 100 wafers. Our Across-Flow technology generates a virtual single-wafer environment intended to result in improved process performance. We believe that the RVP-550 is well suited for advanced technology applications in a high product mix manufacturing process typically found at an advanced foundry customer.

  •
  RVP-200—Our RVP-200, which is based on the AVP platform discussed below, processes both eight-inch and six-inch wafers and meets 0.18-micron technology requirements. The RVP-200 features a design that enables it to ramp up and ramp down temperatures between two to ten times faster than the AVP platform and offers faster throughput and tighter junction depth control. By utilizing the AVP platform features such as 16-cassette wafer handling and advanced temperature control, the RVP-200 is designed to offer the same advanced reliability as our AVP systems.

  •
  AVP-200—Our AVP-200 is a vertical furnace designed to meet the eight-inch and six-inch wafer requirements of sub-0.25 micron processing. The AVP-200 single-tube system includes advanced process control, data acquisition software, advanced automation, a proprietary process chamber design and an option for atmospheric control within the wafer handling area. Key features of the AVP system include storage capacity for sixteen 25-wafer cassettes, or a total of 400 wafers, and advanced temperature control for accurate wafer temperature regulation. We designed the AVP system to offer customers a low cost of ownership through high productivity and a small footprint.

  •
  VTR—Our VTR systems process wafers from 100mm to 200mm. These systems operate under computer control, providing specialized process recipe introduction, cassette-to-cassette automation, monitoring of critical system functions and automated loading of wafers into the reaction chamber. We believe that our VTR systems generally offer comparable reliability, lower contamination and better process uniformity than horizontal reactors. Our VTR systems can be installed through the wall in a customer's clean room facility and are compatible with industry standard software interfaces.

Sales, Marketing and Customer Support

        We sell, install and service our systems for our global device manufacturing customers with the aim of providing viable manufacturing solutions for their existing technological needs, as well as establishing long-term business relationships to support their next-generation products. Our experienced sales personnel have the knowledge to address the technical benefits and economic advantages of our systems. Our sales organization is tightly integrated with our services and support organization, which we believe allows us to understand our customers' needs better and to tailor solutions to meet those needs.

        Our sales are distributed among three geographic regions that include North America, Europe and Asia Pacific. The following table illustrates the geographic distribution of our net sales for the years ended September 28, 2007 (fiscal 2007), September 29, 2006 (fiscal 2006) and September 30, 2005 (fiscal 2005):

Fiscal	North America	Europe	Asia Pacific
2007	17%	22%	61%
2006	16%	20%	64%
2005	13%	22%	65%

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

Customers

        Our customer base is diverse, both geographically and in terms of the types of devices that our customers produce. Customers for our systems include several of the world's top semiconductor manufacturers and foundry makers. We have a broad installed base, with approximately 2,500 systems in active operation for which we are providing ongoing parts and services worldwide.

        Our customers are primarily IC manufacturers. The IC industry is cyclical and has experienced significant fluctuations, and our sales are impacted by broad industry trends. Moreover, we have a highly concentrated customer base. For our fiscal year ended September 28, 2007, two customers, Inotera Memories Inc. and Nan Ya Technology Corp., accounted for 29% and 12% of our net sales, respectively, and approximately 67% of our net sales in fiscal 2007 were attributable to our top ten customers. For our fiscal year ended September 29, 2006, two customers, Winbond Electronics Corp. and Inotera Memories Inc., accounted for 24% and 11% of our net sales, respectively, and approximately 74% of our net sales in fiscal 2006 were attributable to our top ten customers. For our fiscal year ended September 30, 2005, three customers, Inotera Memories, Inc., Infineon Technologies AG and Winbond Electronics Corp., accounted for 43%, 15% and 11% of our net sales, respectively, and approximately 84% of our net sales in fiscal 2005 were attributable to our top ten customers. Our largest customers may vary from year to year depending upon, among other things, our customers' annual budget for capital expenditures, plans for new fabrication facilities and expansions and new system introductions by us. We expect to continue to receive a substantial portion of our net sales from a small number of customers for the foreseeable future.

Backlog

        As of September 28, 2007, our backlog was approximately $19.9 million, as compared to approximately $66.0 million and $20.0 million as of September 29, 2006 and September 30, 2005, respectively. Our backlog consists of both system and spare part purchase orders from our customers that provide for typical delivery within 12 months. Backlog attributable to systems not yet shipped includes only systems for which we have received a purchase order and have assigned a delivery date. Orders are typically subject to cancellation or delay by the customer with no penalty. Because of possible changes in delivery schedules and cancellations of orders, our backlog at any particular point in time is not necessarily representative of actual sales for any succeeding periods, nor is backlog any assurance that we will realize profit from completing these orders.

Research, Development and Engineering

        Modern electronic devices are subject to significant and rapid changes in technologies in order to remain competitive. We and other semiconductor equipment suppliers are subject to the demands that these rapid technological changes impose in relation to new system introductions and continual improvements and enhancements to existing systems. As a result, we strive to design and continually improve low-cost systems that have high throughput, flexibility and scalability and are efficient to manufacture and easy to support. Close working relationships between our key customers and our engineering teams enable us to incorporate our customers' feedback and needs into our system development efforts. We intend to continue to make substantial investments in strategic research and development both in personnel utilization and financial terms.

        We focus our research and development activities on developing applications for our ALD, PVD, CVD, Etch and thermal systems. During recent periods, we have devoted significant resources to developing advanced thin films for dielectrics and capacitors. Our research and development expenditures during fiscal 2007, 2006 and 2005 were $31.9 million, $25.7 million and $21.1 million, respectively.

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

        In the past year, we have improved our global supply chain and reduced our material costs. These efforts have resulted in gross margin improvements. Continuous improvement in our supply chain is one of our key strategic initiatives. In addition, our single platform architecture utilizes common design elements, components and subsystems. This results in our ability to maintain lower inventory levels and obtain better prices for the higher volumes of parts that we buy.

        Certain components used in our systems are purchased from a single supplier or a limited group of suppliers. Although we believe that all single-source components are currently available in adequate numbers, we cannot assure you that shortages will not develop in the future.

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

        We believe that we compete effectively with our competitors with respect to each of these factors. Our ability to remain competitive will depend to a great extent upon our ongoing performance in the areas of system development and customer support. To be successful in the future, we believe that we must respond promptly and effectively to the challenges of technological change and our competitors' innovations by continually enhancing our system offerings.

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

Intellectual Property

        We rely on a combination of patents, patent applications, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. As of September 28, 2007, we held 125 U.S. and 190 foreign patents. Our issued patents and any subsequently issued patents arising from our pending applications will expire between 2008 and 2027.

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

        There has been significant litigation in the semiconductor equipment industry involving patents and other intellectual property rights. Infringement claims may be asserted against us in the future and, if such claims are made, we may not be able to defend against such claims successfully or, if necessary, obtain licenses on reasonable terms. Any claim that our systems infringe the proprietary rights of others would force us to defend ourselves and possibly our customers against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidate our proprietary rights. These lawsuits, regardless of their outcome, would likely be time-consuming and expensive to resolve and would divert management's time and attention. Any potential intellectual property litigation could force us to do one or more of the following:

  •
  lose or forfeit proprietary rights;

  •
  stop manufacturing or selling systems that incorporate the challenged intellectual property;

  •
  obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms or at all and may involve significant royalty payments;

  •
  pay damages and attorneys' fees in some circumstances; or

  •
  redesign those systems that use the challenged intellectual property.

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

Employees

        As of September 28, 2007, we had 670 employees, of which 255 were located in Europe, 135 were located in Asia and 280 were located in North America. Of our total employees, 135 were principally dedicated to research and development, 145 were dedicated to sales and general and administrative, 208 were dedicated to customer service, applications and services and support and 182 were dedicated to manufacturing.

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

        Our Scotts Valley property is a federally listed Superfund site. Chlorinated solvent and other contamination was identified at the site in the early 1980s, and by the late 1980s, Watkins Johnson Corporation, or Watkins Johnson (now WJ Communications, Inc.), a predecessor to the Thermal Division of ASML Holdings, N.V., our Predecessor, had installed a groundwater extraction and treatment system. In 1991, Watkins Johnson entered into a consent decree with the United States Environmental Protection Agency providing for remediation of the site. In July 1999, Watkins Johnson signed a remediation agreement with an environmental consulting firm, ARCADIS Geraghty and Miller, or ARCADIS. Pursuant to this remediation agreement, Watkins Johnson paid approximately $3.0 million in exchange for which ARCADIS agreed to perform the work necessary to assure satisfactory completion of Watkins Johnson's obligation under the consent decree. The agreement also includes a cost overrun guaranty from ARCADIS up to a total project cost of $15.0 million. In addition, the agreement included procurement of a 10-year, claims-made insurance policy to cover overruns of up to $10.0 million from American International Specialty, or AIS, along with a 10-year, claims-made $10.0 million policy to cover unknown pollution conditions at the site.

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

Available Information

        We make available free of charge, through our website, www.aviza.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the SEC. Our publicly filed information is also available on the SEC's website, http://www.sec.gov. The information on our website is not incorporated herein by reference.

ITEM 1A.    Risk Factors

The semiconductor industry is highly cyclical and unpredictable.

        Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current anticipated market demand for ICs and, in particular, the DRAM segment of the semiconductor industry, which accounted for a majority of our net sales for our fiscal year ended September 28, 2007. The semiconductor industry has historically been cyclical due to sudden changes in manufacturing capacity and is currently experiencing lower demand for ICs. Based on information from DRAMeXchange, a global leading provider of market intelligence, DRAM spot prices have declined approximately 85% from January 2, 2007 to November 29, 2007 and Gartner Inc., a market research firm, has lowered its forecast for capital spending for 2008. Changes in manufacturing capacity affect the timing and amounts of our customers' capital equipment purchases and investments in technology, and affect our orders, net sales, gross margins and results of operations.

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

        For our fiscal year ended September 28, 2007, approximately 41% of our net sales were attributable to two customers and approximately 67% of our net sales were attributable to our top 10 customers. Inotera Memories, Inc. and Nan Ya Technology Corp. accounted for 29% and 12% of our net sales in fiscal 2007, respectively. For our fiscal year ended September 29, 2006, approximately 35% of our net sales were attributable to two customers and approximately 74% of our net sales were attributable to our top 10 customers. Winbond Electronics Corp. and Inotera Memories, Inc. accounted for 24% and 11% of our net sales in fiscal 2006, respectively. We expect to continue to receive a substantial portion of our net sales from a small number of customers for the foreseeable future. If our largest customers delay, cancel or do not place orders, we may not be able to replace those orders with new orders. As we expect to configure our systems to customer specifications, changing, rescheduling or cancelling orders may result in significant non-recoverable costs. The loss of, or a significant reduction in, orders from any of our major customers could seriously harm our business.

We have incurred losses for most of our existence, and we may never again be able to achieve profitability.

        We had net income of $0.4 million for the fiscal year ended September 28, 2007 (fiscal 2007). However, we incurred net losses of $14.7 million and $16.0 million for the fiscal years ended September 29, 2006 (fiscal 2006) and September 30, 2005 (fiscal 2005), respectively. As a result, we may need to continue increasing our sales and reducing our costs in order to maintain profitability. However, we may never again generate sufficient net sales or reduce our costs sufficiently to achieve profitability. Even if we again achieve profitability, we may not have sustainable profitability on a quarterly or annual basis in the future. If we are unable to achieve and sustain profitability, we may be forced to implement expense reduction measures, including selling assets, consolidating operations, reducing our workforce or delaying, cancelling or reducing certain system development, marketing or other operational programs, any of which could harm our business.

Claims or litigation regarding our intellectual property rights could seriously harm our business or require us to incur significant costs.

        In recent years, there has been significant litigation in the semiconductor equipment industry involving patents and other intellectual property rights. Infringement claims have been asserted against us and may be asserted against us in the future, and we may not be able to defend ourselves against such claims successfully. Any claim that our systems infringe the proprietary rights of others would force us to defend ourselves and possibly our customers against the alleged infringement. These claims and any resulting lawsuits, if successful, could subject us to significant liability for damages and invalidate our proprietary rights. These lawsuits, regardless of their outcome, would likely be time-consuming and expensive to resolve and would divert management's time and attention. Any potential intellectual property litigation could force us to do one or more of the following:

  •
  lose or forfeit our proprietary rights;

  •
  stop manufacturing or selling systems that incorporate the challenged intellectual property;

  •
  obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms or at all and may involve significant royalty payments;

  •
  pay damages and attorneys' fees in some circumstances; or

  •
  redesign those systems that use the challenged intellectual property.

        If we are forced to take any of these actions, our business could be severely harmed.

        On April 11, 2006, IPS, Ltd. filed a lawsuit against us in the United States District Court for the Central District of California. The complaint alleges that we used IPS's confidential information to develop our Celsior single-wafer atomic layer deposition technology. The complaint is for unspecified monetary damages, injunctive relief and an order rescinding the settlement and distributor agreements that we and IPS entered into in May 2004 in settlement of a prior lawsuit that IPS filed against ASML U.S., Inc. and us in March 2004 relating to assets that we acquired from ASML in October 2003. In May 2007, Aviza successfully moved the dispute to arbitration. Discovery commenced in June 2007. The arbitration hearing is currently scheduled for May 2008. In September 2007, IPS moved for a preliminary injunction in the U.S. District Court in Los Angeles. We opposed the motion and the Court subsequently took the matter off calendar and has yet to issue any ruling. We intend to contest the lawsuit vigorously.

        In the event of a negative outcome in this dispute, we may be required to discontinue sales of our Celsior system, forgo development of other atomic layer deposition systems and pay monetary damages, which could harm our business, financial condition and results of operations.

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

  •
  qualify new or improved systems for volume manufacturing with our customers; and

  •
  lower our customers' cost of ownership.

        We may not be able to forecast or respond accurately to the technological trends in the semiconductor industry or respond to specific product announcements by competitors that may be developing technologies and systems that are more effective or that achieve more widespread acceptance than ours. We also may not be able to develop strategic alliances with equipment and materials suppliers to the semiconductor industry to produce next-generation films and processes. In addition, we may incur substantial costs to ensure the functionality and reliability of our current and future systems. If our newly developed systems are unreliable or do not meet our customers' expectations, then we could experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable or additional service and warranty expenses. Our failure to meet our customers' technology needs and other demands will impair our ability to compete effectively, which in turn could harm our business, financial condition and results of operations.

We are substantially leveraged, which could limit our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future manufacturing capacity and research and development needs.

        We have significant indebtedness. At September 28, 2007, we had total debt of approximately $29.5 million, of which approximately $15.0 million was short-term. Our indebtedness could have serious consequences for our business, including limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes.

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

        At September 28, 2007, we had cash and cash equivalents of approximately $23.1 million and short-term debt of approximately $15.0 million. We may need to raise capital from the sale of debt or equity securities or other sources in order to support our operations. We may not be able to obtain this capital on acceptable terms, or at all. If we issue additional equity or convertible debt securities to raise capital, your percentage ownership of Aviza will be reduced, and you may experience significant dilution. In addition, new investors in Aviza may demand rights, preferences or privileges that differ from, or are senior to, yours, including warrants in addition to the securities purchased and protection against future dilutive transactions.

We have long sales cycles for our systems, which may cause our results of operations to fluctuate from period to period.

        Our systems are technologically complex. Our prospective customers generally must commit significant resources to test and evaluate our systems and to install and integrate them into their manufacturing lines. In addition, our customers often require a significant number of system presentations and demonstrations, in some instances evaluating equipment on site, before reaching a sufficient level of confidence in our systems' performance and compatibility with their requirements to place an order. As a result, our sales process is often subject to delays associated with lengthy approval processes that typically accompany the design and testing of new systems. Our sales cycles often have lasted for many months or even years and require us to invest significant resources. In addition, we may incur significant costs in supporting evaluation equipment at customers' facilities, and orders expected in one quarter could shift to another quarter because of the timing of our customers' purchase decisions. All of these factors could cause our results of operations to fluctuate from period to period.

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

Our deferred revenue from sales of our systems that constitute "new technology" and our backlog of customer orders may not result in future net sales.

        We defer revenue and any associated profit from the sale of newly introduced systems that are subject to contractual customer acceptance provisions and substantive installation obligations, which we refer to as "new technology," until our customer has acknowledged its acceptance of the system or the installation work is completed. If the system does not meet the agreed specifications and the customer refuses to accept the system, we will not realize the deferred revenue and any associated deferred profit and we may be required to refund any cash payments previously received from the customer, which may harm our business, financial condition and results of operations.

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

        Once a semiconductor manufacturer selects a particular vendor's capital equipment, the manufacturer generally relies for a significant period of time upon the equipment from this vendor of choice for the specific production line application. To do otherwise creates risk for the manufacturer because manufacturing a semiconductor requires many process steps and a fabrication facility will contain many different types of machines that must work cohesively to produce products that meet the customers' specifications. If any piece of equipment fails to perform as expected, the customer could incur significant costs related to defective products, production line downtime or low production yields.

        Since most new fabrication facilities are similar to existing ones, semiconductor manufacturers tend to continue using equipment that has a proven track record. Based on our experience with our major customers, we have observed that once a particular piece of equipment is selected from a vendor, the customer is likely to continue purchasing that same piece of equipment from the vendor for similar applications in the future. Broadening our market share remains difficult due to choices made by customers that continue to be influenced by pre-existing installed bases by competing vendors. As a result, our ability to obtain new customers and additional orders may be limited.

        A semiconductor manufacturer frequently will attempt to consolidate its other capital equipment requirements with the same vendor. As a result, we may face narrow windows of opportunity to be selected as the "vendor of choice" by potential new customers. It may be difficult for us to sell to a particular customer for a significant period of time once that customer selects a competitor's product, and we may not be successful in obtaining broader acceptance of our systems and technology. If we are not able to achieve broader market acceptance of our systems and technology, it could harm our business, financial condition and results of operations.

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

        Our success depends in part upon our ability to attract and retain qualified management, technical, sales and support personnel for our operations on a worldwide basis. We believe that our success is particularly dependent on the contributions of the principal members of our management, operations and engineering staff, including Jerauld Cutini, our President and Chief Executive Officer, Patrick O'Connor, our Executive Vice President, Chief Financial Officer and Secretary, and John Macneil, our Executive Vice President and Chief Technology Officer. We do not have long-term employment contracts with these or any of our other key personnel, and their knowledge of our business and industry would be extremely difficult for us to replace. Competition for qualified personnel is intense, particularly in the San Francisco Bay Area, where our headquarters is located, and we cannot assure you that we will be able to continue to attract and retain qualified personnel. Our results of operations could be negatively affected by our loss of key executives or employees or our inability to attract and retain skilled executives and employees.

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

        In addition, if we assert patent rights against a competitor's product, we cannot assure you that any claim in any patent will be sufficiently broad nor, if sufficiently broad, that the patent will not be challenged, invalidated or circumvented. We may not have sufficient resources to establish, monitor and protect our rights. Failure to protect our intellectual property rights could harm our business.

Our efforts to protect our intellectual property may be less effective in some foreign countries where intellectual property rights are not as well protected as in the United States.

        We derived a significant portion of our fiscal 2007 net sales from sales in foreign countries, including certain countries in Asia Pacific such as Singapore, Taiwan, Japan, Malaysia, China and Korea. The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries, some of which are countries in which we have sold and in which we expect to continue to sell systems. For example, Taiwan and China are not signatories to the Patent Cooperation Treaty, which is designed to specify rules and methods for defending intellectual property internationally. In Taiwan and China, the publication of a patent prior to its filing would invalidate the ability of a company to obtain a patent. Similarly, in contrast to the United States where the contents of patent applications remain confidential during the patent prosecution process, the contents of a patent application in Taiwan and China are published upon filing which provides competitors an advanced view of the contents of patent applications prior to the establishment of patent rights. There is a risk that our means of protecting our proprietary rights may not be adequate in these countries. Our competitors in these countries may independently develop similar technology or duplicate our systems. If we fail to protect our intellectual property adequately in those countries, it would be easier for our competitors to sell competing products in those countries.

We will be required to spend significant time, money and other resources to determine that our internal control over financial reporting is effective. If we are unable to achieve and maintain effective internal control over financial reporting, the value of your investment in Aviza could decline.

        As currently in effect, Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires that beginning with our Annual Report on Form 10-K for our fiscal year ending in September 2008, we must furnish a report on our internal control over financial reporting. This report will contain an assessment by our management of the effectiveness of our internal control over financial reporting and may contain an opinion by our independent registered public accounting firm as to the effectiveness of our internal control over financial reporting if we qualify as an "accelerated filer," as defined under the Securities Exchange Act, for our fiscal year ending in September 2008. Beginning with our Annual Report on Form 10-K for our fiscal year ending in September 2009, we will be required to include both our management's assessment and an opinion by our independent registered public accounting firm as to the effectiveness of our internal control over financial reporting.

        Our internal control over financial reporting may not be considered effective if, among other things:

  •
  any material weaknesses in our internal control over financial reporting exist;

  •
  we fail to evaluate key controls in a timely fashion; or

  •
  we fail to remediate assessed deficiencies.

        The process of implementing our internal control over financial reporting and complying with Section 404 will be expensive and time consuming, and will require significant effort by management. We cannot assure you that we will implement and maintain effective internal control over financial reporting. If management asserts that our internal control over financial reporting is ineffective or if our independent registered public accounting firm expresses an adverse opinion on the effectiveness of our internal control over financial reporting, the value of your investment in Aviza could decline. In addition, a delay in complying with Section 404 may subject us to a variety of administrative actions, including ineligibility for short-form resale registration, action by the SEC, the suspension or delisting of our common stock from the Nasdaq Global Market and the inability of registered broker-dealers to make a market in our common stock, which could further reduce our stock price and could harm our business.

We will not be required to furnish a report on our internal control over financial reporting until December 2008.

        We are not currently required to furnish a report on our internal control over financial reporting pursuant to the SEC's rules under Section 404 as part of the Annual Reports on Form 10-K that we file with the SEC. These rules will apply to us when we file our Annual Report on Form 10-K for our fiscal year ending in September 2008, which we are required to file in December 2008. As a result, we cannot assure you that our internal control over financial reporting is effective, and you will not have a report from us to that effect until December 2008, and our independent registered public accounting firm may not have to provide its attestation on our management's report or its opinion as to the effectiveness of our internal control over financial reporting until December 2009.

A disruption of our manufacturing operations could harm our business.

        Although we outsource the manufacturing for certain of our systems or sub-assemblies to third parties, we produce most of our systems at our manufacturing facilities in Scotts Valley, California and Newport, Wales, U.K. In the event of a disruption of operations at our facilities, our third-party manufacturers would not be able to make up the capacity loss. Our manufacturing operations could be subject to disruption for a variety of reasons, including natural disasters, work stoppages, operational facility constraints and terrorism. Any such disruption could cause delays in shipments of systems to our customers, result in cancellation of customer orders or loss of customers and could seriously harm our business.

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

        We expect that our requirements will continue to represent a small portion of the total capacities of our third-party service providers, and they may preferentially allocate capacity to other customers, even during periods of high demand for our systems. In addition, these third-party service providers could suffer financial difficulties or disruptions in their operations due to causes beyond our control.

The semiconductor industry is global and has expanded within Asia Pacific. We have penetrated this market with some of our systems. If we are unable to continue to penetrate this market our business could be harmed.

        The percentage of worldwide semiconductor production that is based in Asia Pacific is growing more rapidly than in other regions. Although we derived approximately 61%, 64% and 65% of our net sales for fiscal 2007, 2006 and 2005, respectively, from our sales to customers located in the Asia Pacific region, our brand recognition in the region is limited. In order to grow our business, we need to penetrate the region with the addition of new customers, new systems and the expansion of our relationships with our existing customers. We have traditionally sold our systems primarily through our direct sales force. Although we have a direct sales force and local representatives in the Asia Pacific region, we cannot assure you that we will be able to continue penetrating markets in this region. Our failure to continue to penetrate these markets, or failure to attract the additional personnel necessary to service new and existing customers, may harm our competitive position and our future business prospects.

Our results of operations could be negatively affected by currency fluctuations.

        Although our net sales are generally denominated in U.S. dollars and we report our results of operations in U.S. dollars, our Newport, Wales operations are based in the United Kingdom and most of the operating expenses attributable to those operations are incurred in British pounds sterling. As a result, a significant portion of our costs are subject to currency fluctuations. Accordingly, if the British pound sterling increases in value against the U.S. dollar, our operating expenses as a percentage of our net sales will increase and our gross margins will decline. In addition, our sales in Japan and other foreign service sales are denominated in local currency. As a result, fluctuations in those local currencies could also have an impact on our results of operations.

Because we have significant operations outside of the United States, we are subject to political, economic and other international conditions that could increase our operating expenses and the regulation of our systems and make it more difficult for us to maintain operating and financial controls.

        We have manufacturing facilities in Newport, Wales, U.K., and sales and service offices in many other countries. In addition, approximately 61% of our net sales for fiscal 2007 were derived from sales in the Asia Pacific region. In recent years, Asian economies have been highly volatile and recessionary, resulting in significant fluctuations in local currencies and other instabilities. Instabilities in Asian economies may continue and recur in the future or instability could occur in other foreign economies, any of which could harm our business, financial condition and results of operations.

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

        We own and operate a facility located in Scotts Valley, California, or the Scotts Valley Site, which is currently subject to an Administrative Order on Consent, or Consent Order, dated as of July 16, 1991 entered into by Watkins-Johnson Company (now WJ Communications, Inc.), a prior owner of the Scotts Valley Site, and the United States Environmental Protection Agency. The Scotts Valley Site is listed on the National Priorities List as the "Watkins-Johnson Superfund Site" pursuant to the Comprehensive Environmental Response Compensation and Liability Act. The contamination on the Scotts Valley Site includes chlorinated solvents in soil and groundwater. The site is being remediated under the terms of an agreement under which an environmental consultant, ARCADIS Geraghty & Miller International, has agreed to complete the work, and an insurance policy is in place to cover certain remediation costs. If, however, ARCADIS, WJ Communications and the insurance provider fail to fulfill their obligations, we could be subject to substantial fines and be forced to suspend production, alter manufacturing processes or cease business operations, any of which could harm our business, financial condition or results of operations.

Our ability to use net operating losses to offset future taxable income is subject to limitations.

        In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its pre-ownership change net operating losses, or NOLs, to offset future taxable income. A corporation generally undergoes an "ownership change" if the percentage of stock of the corporation owned by one or more of its 5% stockholders (where all stock owned by stockholders who are not 5% stockholders generally is treated as owned by one or more 5% stockholders) has increased by more than 50 percentage points over a three-year period.

        Trikon's NOLs are subject to limitations arising from previous ownership changes and were subject to additional limitations as a result of our merger transaction with Trikon. Our existing net operating losses also may be subject to limitations, and our merger transaction with Trikon may have resulted in our undergoing an ownership change, thus potentially further limiting the use of our NOLs. It is impossible for us to ensure that we will not experience an ownership change in the future because changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code.

        Generally, the limitations on our ability to use either our or Trikon's pre-merger transaction NOLs to offset future taxable income are expected to be significant, and thus our liability for future U.S. federal income taxes may be materially higher than that liability would have been absent such limitations. Similar rules may apply for foreign and state income tax purposes as well.

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

  •
  diversion of management's attention from other operational matters;

  •
  inability to complete acquisitions as anticipated or at all;

  •
  inability to realize synergies expected to result from an acquisition;

  •
  failure to commercialize purchased technologies;

  •
  ineffectiveness of an acquired company's internal controls;

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

        As of September 28, 2007, affiliates of VantagePoint Venture Partners, which we refer to collectively as VantagePoint, and Caisse de dépôt et placement du Québec, which we refer to as CDPQ, owned approximately 36% and 16%, respectively, of our outstanding common stock. VantagePoint and CDPQ exercise significant influence over our operations, business strategy and the outcome of votes on all matters requiring stockholder approval, including the approval of significant corporate transactions such as mergers or other business combinations. VantagePoint or CDPQ may have interests that differ from the interests of our other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of Aviza or discouraging others from making tender offers for shares of our common stock, which could prevent our other stockholders from receiving a premium for their shares.

The price of our common stock has been and may continue to be volatile, which may lead to losses by investors or to securities litigation.

        The market price of our common stock has been and may continue to be volatile, and our stock price may decline in the future. For example, for the period from December 2, 2005, the first day that our common stock was publicly traded, through September 28, 2007, the closing price range of our common stock was $2.95 to $8.74 per share.

        In addition, in recent years, the stock market in general, and the market for shares of high technology stocks in particular, have experienced extreme price fluctuations, and these fluctuations have frequently been unrelated to the operating performance of the affected companies. These fluctuations could lead to a decline in the market price of our common stock. In the past, securities litigation has often been instituted against a company following periods of volatility in its stock price. This type of litigation, if filed against us, could result in substantial costs and divert management's attention and resources.

ITEM 1B.    Unresolved Staff Comments

        Not applicable.

ITEM 2.    Properties

        The following table sets forth information concerning our principal real property as of September 28, 2007:

Location	Type	Principal Use	Estimated Square Footage	Property Interest	Expiration Date
Scotts Valley, California	Office, Manufacturing & R&D Process Laboratories	Headquarters, Sales, Customer service, Operations, Manufacturing, R&D and Engineering	213,000	Owned	N/A
Orange, California	Office	Office, Software Test	3,700	Leased	12/31/2009
Newport, Wales, U.K.	Office, Manufacturing & R&D Process Laboratories	Sales, Customer Service, Operations, Manufacturing, R&D and Engineering	103,000	Leased	3/24/2010
Cwmfelin-fach, Wales, U.K.	Manufacturing	Manufacturing	20,000	Leased	11/19/2014
Nailsea, New Somerset, U.K.	Manufacturing	Manufacturing	4,500	Leased	3/31/2010

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

        We believe our current facilities are suitable and adequate to meet our current needs.

ITEM 3.    Legal Proceedings

        On April 11, 2006, IPS, Ltd. filed a lawsuit against us in the United States District Court for the Central District of California. The complaint alleges that we used IPS's confidential information to develop our Celsior single-wafer atomic layer deposition technology. We have filed an answer denying the claim. The complaint is for unspecified monetary damages, injunctive relief and an order rescinding the settlement and distributor agreements that IPS and Aviza entered into in May 2004 in settlement of a prior lawsuit that IPS filed against ASML U.S., Inc. and Aviza in March 2004 relating to assets that we acquired from ASML in October 2003. We believe that we have complied with the settlement and distributor agreements and that the allegations contained in IPS's complaint are without merit. In May 2007, Aviza successfully moved the dispute into arbitration. Discovery commenced in June 2007. The arbitration hearing is currently scheduled for May 2008. In September 2007, IPS moved for a preliminary injunction in the U.S. District Court in Los Angeles. We opposed the motion and the Court subsequently took the matter off calendar and has yet to issue any ruling. We intend to contest the lawsuit vigorously. We do not believe that the outcome of the lawsuit will have a material impact on our business, financial position or results of operations.

        Prior to our merger transaction with Trikon Technologies, Inc., Trikon was a party to an employment lawsuit in France. On March 10, 2004, Dr. Jihad Kiwan departed Trikon as Director and Chief Executive Officer. On March 29, 2004 and April 2, 2004, Trikon received letters from a United Kingdom law firm and from a French law firm, respectively, on behalf of Dr. Kiwan, detailing certain monetary claims for severance amounts due to Dr. Kiwan with respect to his employment with Trikon. On April 28, 2004, Dr. Kiwan filed a lawsuit in France and on June 10, 2004, filed similar proceedings in the United Kingdom. Dr. Kiwan has subsequently withdrawn the proceedings in the United Kingdom. We are in the process of vigorously contesting the French claim and do not believe that the outcome of the claim will have a material impact on our business, financial condition or results of operations.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

        Our common stock trades publicly on the Nasdaq Global Market under the symbol "AVZA." The following table sets forth the high and low sales prices per share of our common stock as reported by the Nasdaq Global Market for the periods indicated:

	Fiscal Year 2007		Fiscal Year 2006
	High	Low	High	Low
First Quarter	$4.88	$3.73	$6.56	$4.52
Second Quarter	8.18	4.24	5.26	3.77
Third Quarter	8.99	5.01	5.24	4.16
Fourth Quarter	6.00	2.85	4.92	3.46

        The first quarter of fiscal year 2006 in the table above represents the period from December 2, 2005, the date our merger with Trikon was completed and we became a public entity, through December 30, 2005.

        On December 10, 2007, the closing price of our common stock on the Nasdaq Global Market was $1.95 per share. According to the records of our transfer agent, there were 198 holders of record of our common stock at December 10, 2007.

Dividends

        We have never paid cash dividends on our common stock. The terms of our revolving line of credit prohibit us from paying cash dividends on our common stock. We currently anticipate that we will retain all of our future earnings available for distribution to the holders of our common stock for use in the expansion and operation of our business, and thus do not anticipate paying any cash dividends on shares of our common stock in the foreseeable future.

Equity Compensation Plan Information

        The following table sets forth certain information as of September 28, 2007 with respect to shares of our common stock that may be issued upon the exercise of options granted, or available for grant, as applicable, to employees, consultants or members of our board of directors under (i) our Amended and Restated 2005 Stock Plan, which we refer to as our 2005 Stock Plan; (ii) Trikon's 1991 Stock Option Plan, 1998 Directors Stock Option Plan and 2004 Equity Incentive Plan, as amended, each assumed by us in connection with our merger transaction with Trikon in December 2005, and (iii) Aviza, Inc.'s 2003 Equity Incentive Plan, as amended, assumed by us in connection with our merger transaction with Trikon in December 2005.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,202,499	$5.01	554,493
Equity compensation plans not approved by security holders	—	—	—

Total	4,202,499	$5.01	554,493

Comparative Stock Performance

        The following graph compares the cumulative 22-month total return provided shareholders on our common stock relative to the cumulative total returns of The NASDAQ Composite Index and the RDG Semiconductor Composite Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock on December 2, 2005 and in each of the indexes on November 30, 2005 and its relative performance is tracked through September 28, 2007. Past performance of our common stock is no indication of future performance.

COMPARISON OF 22-MONTH CUMULATIVE TOTAL RETURN*
Among Aviza Technology, Inc., The NASDAQ Composite Index
And The RDG Semiconductor Composite Index

*
$100 invested on December 2, 2005 in Aviza common stock or on November 30, 2005 in indexes including reinvestment of dividends. Fiscal year ended September 28, 2007.

        This graph was plotted using the following data:

	12/05	12/05	1/06	2/06	3/06	4/06	5/06	6/06	7/06	8/06
Aviza Technology, Inc.	100.00	88.13	82.78	75.08	71.24	81.94	84.28	86.79	74.92	67.89
NASDAQ Composite Index	100.00	99.30	104.08	102.84	105.89	105.63	98.82	98.63	95.19	99.46
RDG Semiconductor Composite Index	100.00	97.44	101.22	99.56	98.61	101.38	90.79	89.46	83.79	91.59
9/06	10/06	11/06	12/06	1/07	2/07	3/07	4/07	5/07	6/07	7/07	8/07	9/07
63.55	76.92	71.57	71.40	76.09	122.24	121.07	143.81	91.81	98.66	76.92	58.40	57.69
102.60	107.52	110.68	110.27	112.36	110.26	110.83	114.97	118.93	118.92	116.40	118.12	123.61
92.63	92.96	95.64	92.93	93.46	94.97	92.57	99.93	101.44	105.67	105.58	108.13	109.86

ITEM 6.    Selected Financial Data

        The following selected historical consolidated financial data of the company and the Predecessor, as defined below, should be read together with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with Item 8. "Financial Statements and Supplementary Data" included in this report. Our selected historical consolidated financial data includes the accounts of the Thermal Division of ASML Holding, N.V., a Netherlands corporation, which is referred to in the table below and elsewhere in this report as the Predecessor, for the period from January 1, 2003 through October 9, 2003. For a description of our acquisition of the business of the Predecessor, please see Note 1 to our consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data" in this report.

        The selected consolidated balance sheet data as of October 9, 2003 and the selected consolidated statement of operations data for the period from January 1, 2003 through October 9, 2003 have been derived from the Predecessor's audited consolidated financial statements that are not included in this report. The selected consolidated balance sheet data as of September 24, 2004 and the selected consolidated statements of operations data for the fiscal period October 7, 2003 through September 24, 2004 have been derived from our audited consolidated financial statements that are not included in this report. The selected consolidated balance sheet data as of September 28, 2007, September 29, 2006 and September 30, 2005 and the selected consolidated statements of operations data for the years ended September 28, 2007, September 29, 2006 and September 30, 2005 have been derived from our audited consolidated financial statements that are included in Item 8. "Financial Statements and Supplementary Data" in this report. Ours and the Predecessor's historical results are not necessarily indicative of the results to be expected in any future period.

        On December 1, 2005, we completed our merger transaction with Trikon. We accounted for the merger transaction as a purchase of Trikon by us, using the purchase method of accounting. Our financial statements include the balance sheet, results of operations and changes in cash flow of Trikon for all periods after December 1, 2005.

	Fiscal Year Ended			October 7, 2003 through September 24, 2004	January 1, 2003 through October 9, 2003
	September 28, 2007	September 29, 2006	September 30, 2005
	Aviza				Predecessor
	(in thousands, except share and per share amounts)
Consolidated Statement of Operations Data:
Net sales	$231,435	$160,860	$171,209	$77,698	$40,942
Cost of goods sold	159,922	116,548	144,428	59,716	44,744

Gross profit (loss)	71,513	44,312	26,781	17,982	(3,802)

Operating expenses:
Research and development	31,901	25,311	21,126	18,311	22,719
Selling, general and administrative	34,116	27,312	17,140	17,353	10,999
In-process research and development	—	373	—	—	—

Total operating expenses	66,017	52,996	38,266	35,664	33,718

Income (loss) from operations	5,496	(8,684)	(11,485)	(17,682)	(37,520)

Other income (expense):
Interest income	375	194	17	22	20
Interest expense	(3,445)	(5,517)	(4,017)	(1,334)	—
Other income (expense)—net	(415)	(100)	11	—	(974)

Total other expense—net	(3,485)	(5,423)	(3,989)	(1,312)	(954)

Income (loss) before income taxes	2,011	(14,107)	(15,474)	(18,994)	(38,474)
Income taxes	1,628	581	539	662	568

Net income (loss)	$383	$(14,688)	$(16,013)	$(19,656)	$(39,042)

Net income (loss) per share:
Basic	$0.02	$(1.31)	$(42.22)	$(96.45)

Diluted	$0.02	$(1.31)	$(42.22)	$(96.45)

Weighted average common shares:
Basic	18,824,561	11,209,200	379,319	203,791

Diluted	19,606,214	11,209,200	379,319	203,791

Consolidated Balance Sheet Data (at period end):
Cash and cash equivalents	$23,087	$10,722	$7,437	$9,429	—
Total assets	$148,080	$129,106	$90,909	$85,902	$66,518
Long-term obligations	$14,490	$6,256	$17,463	$6,743	—
Total liabilities	$76,682	$90,212	$89,997	$69,335	$38,980
Redeemable convertible preferred stock	—	—	$32,650	$32,650	—
Stockholders' equity (deficit)	$71,398	$38,894	$(31,738)	$(16,083)	$27,538

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes that are included elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations of our management that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" or elsewhere in this report.

Overview

        We design, manufacture, sell and support advanced semiconductor capital equipment and process technologies for the global semiconductor industry and related markets. We offer both front-end-of-line and back-end-of-line systems and process technologies used in a variety of segments of the semiconductor market using critical thin film formation technologies, including ALD, PVD, Etch, CVD and thermal processing systems.

        Our customer base is geographically diverse and includes both integrated device manufacturers and foundry-based manufacturers. We have a broad installed base, with approximately 2,500 systems in active operation, for which we are providing ongoing parts and services worldwide. We sell our systems globally primarily through a direct sales force and in some instances through local independent sales representatives. For the fiscal year ended September 28, 2007, two customers, Inotera Memories Inc. and Nan Ya Technology Corp., accounted for 29% and 12% of our net sales, respectively, and approximately 67% of our net sales in fiscal 2007 were attributable to our top 10 customers. For the fiscal year ended September 29, 2006, two customers, Winbond Electronics Corp. and Inotera Memories Inc., accounted for 24% and 11% of our net sales, respectively, and approximately 74% of our net sales in fiscal 2006 were attributable to our top 10 customers. For the fiscal year ended September 30, 2005, three customers, Inotera Memories, Inc., Infineon Technologies AG and Winbond Electronics Corp., accounted for 43%, 15% and 11% of our net sales, respectively, and approximately 84% of our net sales in fiscal 2005 were attributable to our top 10 customers. Our largest customers may vary from year to year depending upon, among other things, the customer's annual budget for capital expenditures, plans for new fabrication facilities and expansions and new system introductions by us. We expect to continue to receive a substantial portion of our net sales from a small number of customers for the foreseeable future.

        Aviza Technology, Inc. was incorporated on December 8, 2004 to facilitate the merger transaction of our subsidiaries, Aviza, Inc. and Trikon Technologies, Inc. Aviza, Inc. was incorporated on September 18, 2003 by affiliates of VantagePoint Venture Partners, which we refer to collectively as VantagePoint, as Thermal Acquisition Corporation, a Delaware corporation, for the purpose of acquiring the business of the Thermal Division of ASML Holding, N.V., a Netherlands corporation, which division of ASML is referred to in this discussion as the Predecessor. On October 10, 2003, Thermal Acquisition Corporation acquired the business of the Predecessor and changed its name to Aviza Technology, Inc., which name was subsequently changed to Aviza, Inc. in connection with the merger transaction with Trikon.

        On December 1, 2005, we completed the merger transaction with Trikon, and our common stock is publicly traded on the Nasdaq Global Market under the symbol "AVZA." We accounted for the merger transaction as a purchase of Trikon, using the purchase method of accounting. As a result of the merger transaction, our results of operations include Trikon's results of operations for all periods after December 1, 2005. The financial condition, results of operations and changes in cash flows for all periods prior to December 2, 2005 presented in the consolidated financial statements included in this report represent the activities of Aviza, Inc.

        We are often required to develop systems in advance of our customers' demand for those systems, and we undertake significant system development efforts in advance of any of our customers expressly indicating demand for our systems. Our system development efforts typically span six months to two years.

        We intend to pursue strategic acquisitions of other semiconductor equipment companies and other complementary technologies that we believe will enable us to expand our system offerings in the IC fabrication equipment market.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe that the following critical accounting policies affect our more significant judgments used in the preparation of our consolidated financial statements:

Acquisition of Trikon Technologies, Inc.

        In connection with our acquisition of Trikon, we allocated the purchase price associated with the acquisition of the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The valuations of these intangible assets required us to make significant estimates and assumptions.

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

Revenue Recognition

        We recognize revenue in accordance with Staff Accounting Bulletin No. 104, or SAB 104, and Emerging Issues Task Force Issue No. 00-21, or EITF 00-21. These accounting standards require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria for items (3) and (4) above is based on our judgment regarding the fixed nature of the amounts charged for the systems delivered and the collectability of those amounts.

        We often undertake significant system development efforts in advance of any of our customers expressly indicating demand for our systems. As a result of the length of our sales cycles, our net sales for any period are generally weighted toward systems that we introduced for sale in prior years. For purposes of revenue recognition, we classify our systems into two categories, "proven technology" and "new technology." "Proven technology" systems are those systems with respect to which we have a history of successful installations within a reasonable time frame of delivery and the costs to complete installation do not vary materially from one instance to another. "New technology" systems are those systems with respect to which we cannot demonstrate that we can meet the provisions of customer acceptance at the time of shipment.

        We typically sell equipment and installation services as a bundled arrangement. Upon shipment of "proven technology," we record revenue upon shipment at the lesser of (i) the residual amount after deducting the fair value of installation services from the contractual value or (ii) the non-contingent amount. The remaining contractual revenue is recorded upon successful installation of the system. Cost of the equipment relating to "proven technology" is recorded upon shipment. To the extent a loss is calculated on shipment due to the foregoing deferral of revenue, a portion of the cost is also deferred to reflect zero gross profit at the time of shipment. The residual revenue, deferred costs and installation costs are recorded upon successful installation of the system. Revenue and cost of equipment relating to "new technology" is deferred until installation and acceptance at the customer's premises is completed.

        The result of these accounting policies is that for "new technology," our recognition of both revenue and cost of goods sold is delayed until customer acceptance, at which time both revenue and cost of goods sold are recognized in full in determining our gross margin. However, for "proven technology," our cost of goods sold may be recognized in full upon shipment, but recognition of a portion of our revenue is delayed until successful installation of the system. This can result in diminished gross margins at the time of shipment.

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

Stock-Based Compensation

        Effective October 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, or SFAS 123(R). SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period. We previously applied Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations and provided the pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123.

        We adopted the modified prospective application method as provided by SFAS 123(R). Under this method, SFAS 123(R) was applied to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered, such as unvested stock options, that are outstanding as of the date of adoption will be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards on the date of adoption was based on the grant-date fair value (as calculated pursuant to the original provisions of SFAS 123, as adjusted for estimated forfeitures) for those awards granted after June 24, 2005, the date of our initial filing of our Form S-4 registration statement relating to our merger transaction with Trikon, and based on the intrinsic values as previously recorded under APB Opinion No. 25 for awards granted prior to that date.

        The fair value of each option is estimated at the date of grant using the Black-Scholes option valuation model. We estimate expected stock price volatility based on historical volatility within a representative peer group. Estimated forfeitures are based on historical employee turnover rates. We believe that because of our limited history and the changes caused by the merger with Trikon, the contractual life of our options should be determined by using the safe harbor positions of Staff Accounting Bulletin No. 107, Share-Based Payments, or SAB 107. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield with similar contractual life.

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

        We obtained independent third-party valuations of our common stock as of December 23, 2004 and June 15, 2005. The exercise prices of the stock options that we granted prior to the filing of our registration statement on Form S-4 filed in connection with our merger transaction with Trikon were greater than the fair market value of our common stock on the respective dates of grant as determined by these independent third-party valuations. Accordingly, we did not record any stock-based compensation under APB Opinion No. 25.

Results of Operations (in thousands)

        The financial information reported in the table below is for the fiscal year ended September 28, 2007 (fiscal 2007), which included 52 weeks, the fiscal year ended September 29, 2006 (fiscal 2006), which included 52 weeks, and the fiscal year ended September 30, 2005 (fiscal 2005), which included 53 weeks.

	Fiscal
	2007	2006	2005
Net sales	100%	100%	100%
Cost of goods sold	69%	72%	85%

Gross margin	31%	28%	15%

Operating expenses:
Research and development	14%	16%	12%
Selling, general and administrative	15%	17%	10%
In-process research and development	0%	0%	0%

Total operating expenses	29%	33%	22%

Income (loss) from operations	2%	(5)%	(7)%

Other income (expense):
Interest income	0%	0%	0%
Interest expense	(1)%	(4)%	(2)%
Other income (expense)—net	0%	0%	0%

Total other expense—net	(1)%	(4)%	(2)%

Income (loss) before income taxes	1%	(9)%	(9)%
Income taxes	1%	0%	0%

Net income (loss)	0%	(9)%	(9)%

Net Sales

	Fiscal
	2007	2006	2005
	(in thousands)
Net sales	$231,435	$160,860	$171,209

        Net sales for fiscal 2007 increased $70.6 million, or 44%, from fiscal 2006. The increase was primarily due to the following:

  •
  The integration of our PVD, Etch and CVD systems, which we collectively refer to as PEC systems, into our suite of systems and our customer base. Because our merger with Trikon occurred on December 1, 2005, fiscal 2006 included only ten months of net sales by our Trikon subsidiary. Net sales attributable to these systems during fiscal 2007 increased by $29.3 million over fiscal 2006. Unit shipments of PEC systems increased by approximately 124% during fiscal 2007 as compared to fiscal 2006. Additionally, increased penetration of these systems into the Asia Pacific market contributed significantly to the growth in system sales. Service and spare parts related to PEC systems increased by approximately 28% during fiscal 2007 as compared to fiscal 2006.

  •
  Approximately $35.9 million of the increase in net sales related to increased sales of our deposition and thermal processing systems. Unit shipments of our deposition and thermal processing systems increased by 31% during fiscal 2007 as compared to fiscal 2006. Net sales recognized upon shipment increased by $41.5 million in fiscal 2007 as compared to fiscal 2006 due to the increase in shipments, lower average revenue deferrals on our RVP-300plus systems and sales recognized on our Celsior fxP ALD system shipments. The lower average revenue deferrals on the RVP-300plus systems are primarily the result of more favorable payment terms negotiated with our customers. The change in payment terms in most instances reduces the amount of contingent revenue that we are required to defer upon system shipment. Service and spare parts sales increased by approximately 8% in fiscal 2007 as compared to fiscal 2006, due primarily to increased demand in the Asia Pacific region and field option upgrade sales.

        Net sales for fiscal 2006 decreased $10.3 million, or 6%, from fiscal 2005. This decrease was primarily due to the change in status of our RVP-300plus and ALD Pantheon systems from "new technology" to "proven technology" in the first quarter of fiscal 2005, which resulted in our recognition of $29.3 million of revenue during the first quarter of fiscal 2005 that we previously deferred. Lower unit sales of our RVP-300plus thermal systems in fiscal 2006, due to the timing of re-orders from some of our larger customers, also contributed to the decrease in sales. Sales of PEC systems and incremental service acquired through our merger transaction with Trikon together with sales of the RVP-550 thermal system introduced in fiscal 2006 partially offset these decreases.

        During fiscal 2006, our Celsior fxP ALD system became "proven technology." During fiscal 2007, our Deep Silicon Etch Chamber, or DSi Chamber, became "proven technology."

        International sales accounted for 83%, 84% and 87% of net sales during fiscal 2007, 2006 and 2005, respectively. We believe that net sales generated outside the United States will continue to account for the majority of our net sales for the foreseeable future.

Gross Profit and Gross Margin

        Gross profit is the difference between net sales and cost of goods sold. Cost of goods sold consists of purchased material, labor and overhead to manufacture equipment or spare parts and the cost of service and factory and field support to customers for warranty, installation and paid service calls. In addition, the cost of outsourcing the assembly or manufacturing of subsystems to third parties is included in cost of goods sold. Gross margin is gross profit expressed as a percentage of net sales.

	Fiscal
	2007	2006	2005
	(dollars in thousands)
Gross profit	$71,513	$44,312	$26,781
Gross margin	31%	28%	15%

        The increase in gross margin of 3% during fiscal 2007 as compared to fiscal 2006 was primarily the result of improved product mix between PEC and thermal processing systems, improved gross margin on net sales of our systems recorded both at shipment and upon acceptance and reductions in manufacturing-related costs. These improvements were partially offset by increased net service costs. The changes in gross margin are summarized as follows:

  •
  The percentage of net sales attributable to the higher gross margin Celsior fxP ALD and PEC systems increased by 6% and 9%, to 15% and 22% of total net sales, respectively. These product mix improvements were partially offset by lower service revenues as a percentage of total net sales during fiscal 2007 as compared to fiscal 2006.

  •
  Gross margin recognized on shipment of our RVP-300plus systems increased by 6% due to lower manufacturing costs, which more than offset lower average selling prices.

  •
  The Celsior fxP ALD systems shipped in fiscal 2007 achieved significantly higher gross margin than its predecessor, the ALD Pantheon system, and the lower margin Celsior product introduction systems we shipped in fiscal 2006.

  •
  Gross margin recognized on our PEC systems, which we acquired in our merger with Trikon in December 2005, increased by 6% during fiscal 2007 as compared to fiscal 2006. This was primarily due to purchase accounting adjustments related to inventory that we acquired in the merger.

  •
  Gross margin recognized on acceptance increased by 16% during fiscal 2007 as compared to fiscal 2006 due primarily to lower costs deferred at shipment on the RVP-300plus system, lower manufacturing costs and increased gross margin related to PEC system acceptance.

  •
  Improved purchasing processes and lower inventory reserve adjustments related to our Newport, Wales, U.K. subsidiary contributed to gross margin improvement.

  •
  Higher unabsorbed service-related costs offset a portion of our gross margin improvement. Expansion of our service capabilities related to shipment growth, particularly in the Asia Pacific region, required a buildup of our service infrastructure in that region.

        The increase in gross margin in fiscal 2006 over fiscal 2005 was primarily a result of changes in the mix of the systems that we sold. During fiscal 2005, over 50% of our net sales were attributable to sales of our lower-margin RVP-300plus thermal systems. During fiscal 2006, the percentage of our net sales attributable to RVP-300plus systems declined to 33%. In addition, our introduction of our higher-margin ALD Celsior and RVP-550 systems during fiscal 2006 contributed to the increase in our gross margin in fiscal 2006 compared to fiscal 2005. Gross margins on the PEC systems that we acquired in our merger transaction with Trikon were also significantly higher than those for the systems we sold in fiscal 2005. Service revenue as a percentage of total revenue increased in fiscal 2006, which also contributed to the increase in our gross margin. Reconfiguration of certain of our systems reduced manufacturing costs, resulting in increased gross margin for those particular systems. Increased unabsorbed manufacturing costs, related primarily to additions through our merger transaction with Trikon, were partially offset by warranty savings due to lower than expected warranty costs and reduced warranty terms.

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

	Fiscal
	2007	2006	2005
	(dollars in thousands)
Research and development	$31,901	$25,311	$21,126
Percent of net sales	14%	16%	12%

        Research and development expense for fiscal 2007 increased $6.6 million, or 26%, as compared to fiscal 2006. The increase was primarily due to the following:

  •
  Increased costs related to ongoing research and development of PEC systems, which we acquired in our merger with Trikon in December 2005, totaling $5.1 million. Approximately $2.2 million of this increase was related to prototype supplies supporting next-generation product development, as well as further enhancement of existing technologies. Fiscal 2007 included increases in PEC related research and development required to support additional growth experienced subsequent to our acquisition of Trikon in December 2005, which has occurred gradually and consistently since the acquisition. In addition, fiscal 2006 only included research and development expense we incurred subsequent to our merger with Trikon in December 2005.

  •
  Increased salaries and benefits, stock-based compensation expense and development lab-related costs, including facilities, supplies, chemicals and gases, and depreciation, partially offset by lower patent-related legal costs and outside services, made up the majority of the $1.5 million increase in expense related to our ongoing ALD and thermal batch processing research and development efforts.

        The increase in research and development expense of $4.2 million, or 20%, in fiscal 2006 over fiscal 2005 is primarily attributable to $6.0 million in costs of ongoing research and development for the PEC systems that we acquired in our merger with Trikon. This increase was partially offset by the effect of a $2.5 million material write-off during fiscal 2005 related to the redesign of our RVP-500 system. Higher payroll and benefits, depreciation and stock-based compensation expense combined with lower consulting costs make up the majority of the remaining difference.

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

	Fiscal
	2007	2006	2005
	(dollars in thousands)
Selling, general and administrative	$34,116	$27,312	$17,140
Percent of net sales	15%	17%	10%

        Selling, general and administrative expense for fiscal 2007 increased $6.8 million, or 25%, as compared to fiscal 2006. The increase was primarily due to the following:

  •
  Increased salaries and employee benefits of approximately $1.4 million due to higher headcount. In addition, stock-based compensation expense increased by approximately $0.6 million in fiscal 2007 as compared to fiscal 2006.

  •
  Commission expenses increased by approximately $0.6 million due to increased sales volume and a greater level of net sales being supported by third-party sales representatives in the Asia Pacific region.

  •
  Increased legal and accounting fees of approximately $1.7 million related primarily to litigation costs.

  •
  Increased costs related to ongoing infrastructure buildup in the Asia Pacific region of approximately $0.7 million.

  •
  Increased outside services costs of approximately $0.5 million primarily related to the implementation of Oracle 11i.

        The increase in selling, general and administrative expense of $10.2 million in fiscal 2006 over fiscal 2005 was primarily the result of increased in-house and third-party representative sales commissions, primarily in China, increased stock-based compensation costs related to the adoption of SFAS 123(R), increased legal, audit and related costs and increases in costs related to infrastructure buildup in foreign subsidiaries partially offset by lower bad-debt provision adjustments during fiscal 2006. In addition, the expenses related to the selling, general and administrative activities of our Trikon subsidiary were incremental costs during fiscal 2006 over fiscal 2005.

In-Process Research and Development

	Fiscal
	2007	2006	2005
	(dollars in thousands)
In-process research and development	$—	$373	$—

        In-process research and development costs incurred during fiscal 2006 were the result of our merger transaction with Trikon in December 2005 and represent the write-off of technology that had not reached technological feasibility at the time of the merger transaction.

Interest Expense

	Fiscal
	2007	2006	2005
	(dollars in thousands)
Interest expense	$3,445	$5,517	$4,017
Percent of net sales	1%	4%	2%

        Our interest expense for fiscal 2007, 2006 and 2005 consisted primarily of interest paid on our revolving line of credit, another line of credit secured by a mortgage on our land and buildings, amortization of debt issuance costs on our revolving line of credit and amortization of the fair value of the warrants issued to VantagePoint, in consideration for its agreement to guarantee a portion of our revolving line of credit. In addition, dividends that accrued on our mandatorily redeemable Series B and B-1 preferred stock were charged to interest expense between March 2005 and April 2006, at which time all outstanding shares of our Series B and B-1 preferred stock were converted to common stock.

        In April 2007, we entered into a new credit facility with a syndicate of banks to refinance our existing revolving line of credit and mortgage line of credit. Our new credit facility includes a revolving line of credit, an equipment term loan and a commercial real estate loan.

        Aggregate borrowings under our new revolving line of credit, equipment term loan and commercial real estate loan were $28.3 million at September 28, 2007. Aggregate borrowings under our prior revolving line of credit and mortgage line of credit were $34.7 million and $37.2 million at September 29, 2006 and September 30, 2005, respectively.

        Interest expense decreased $2.1 million in fiscal 2007 as compared to fiscal 2006. The decrease was due to the following:

  •
  Lower interest rates on our new credit facility as compared to our prior lines of credit (7.7% average interest rate as compared to 7.9% on the revolving line and 9.9% on the mortgage line of credit during fiscal 2006).

  •
  Lower debt issuance and warrant amortization costs ($0.6 million recorded in fiscal 2007 as compared to $1.7 million in fiscal 2006).

  •
  No dividends on our mandatorily redeemable Series B and B-1 preferred stock were recorded during fiscal 2007 as compared to $0.5 million in fiscal 2006.

  •
  Lower average borrowings on our credit facility in fiscal 2007 as compared to fiscal 2006.

        Interest expense increased $1.5 million in fiscal 2006 as compared to fiscal 2005 due to the following:

  •
  The average interest rate on our revolving line of credit and mortgage line of credit increased from 5.9% and 7.9% in fiscal 2005 to 7.9% and 9.9% in fiscal 2006.

  •
  Higher amortization of debt issuance costs and the fair value of warrants issued in relation to the revolving line of credit facility in fiscal 2006 ($1.7 million) as compared to fiscal 2005 ($1.6 million).

  •
  During fiscal 2006, we accrued $0.5 million of dividends on our mandatorily redeemable Series B and B-1 preferred stock as compared to $0.1 million in fiscal 2005.

  •
  Higher average borrowings on our credit facility in fiscal 2006 as compared to fiscal 2005.

Income Taxes

        Because we have incurred significant operating losses, we have not recorded any material federal or state income taxes. We recorded income taxes relating to certain profitable international subsidiaries of $1.6 million, $0.6 million and $0.5 million in fiscal 2007, 2006 and 2005, respectively.

        During fiscal 2007, one of the subsidiaries we acquired in connection with the merger with Trikon generated sufficient taxable income to recognize a portion of the net deferred tax assets we acquired in the merger related to net operating loss carryforwards. Our management has previously been unable to assert that it was more likely than not that we would generate sufficient taxable income to realize the net deferred tax assets in excess of the deferred tax liabilities recorded in relation to the write-up of inventory and intangibles to fair value at December 1, 2005, the date of the consummation of the merger transaction. Accordingly, the net deferred tax assets had been previously offset by a full valuation allowance. In the absence of goodwill, under generally accepted accounting principles, the tax benefit derived from reversal of this valuation allowance must be applied first to reduce non-current intangible assets related to the merger transaction, and second to reduce income tax expense. We recognized approximately $1,023,000 of the valuation allowance attributed to net deferred tax assets relating to the net operating loss carryforwards acquired in the merger transaction during fiscal 2007 and the intangible assets acquired in the merger transaction have been reduced accordingly. The remaining net deferred tax assets continue to be offset by a full valuation allowance at September 28, 2007.

Liquidity and Capital Resources

        At September 28, 2007, our cash and cash equivalents were $23.1 million as compared to $10.7 million at September 29, 2006. The net increase in cash and cash equivalents was primarily due to the following:

  •
  Proceeds from our public offering of 4,600,000 shares of our common stock at $6.50 per share. Cash received from this offering, net of direct offering costs, was $27.5 million.

  •
  Cash provided by operations of $3.2 million primarily related to reduction in inventories and income adjusted for non-cash reconciling items, which more than offset an increase in accounts receivable and a reduction in accounts payable.

  •
  $9.7 million of cash used in our acquisition of plant and equipment related primarily to our development and demonstration laboratories.

  •
  A net reduction of borrowings of $8.0 million.

        During April 2007, we entered into a new credit facility with a syndicate of banks to refinance our existing line of credit and mortgage line of credit. Our new credit facility includes a two-year revolving line of credit, an equipment term loan and a four-year commercial real estate term loan. We may borrow up to $55.0 million under our new credit facility. Borrowings under the credit facility bear interest at the London Inter Bank Offering Rate, or LIBOR, plus 2.18% (7.85% at September 28, 2007). The credit agreement contains certain financial and operating covenants. Loan commitment fees and other direct expenses totaling $302,000, incurred to secure the facility, will be amortized over the lives of the respective loans.

        Maximum borrowings under the revolving line of credit are $44.0 million and are secured by our accounts receivable and inventory. Outstanding borrowings under the revolving line of credit were $12.9 million at September 28, 2007.

        Maximum borrowings under the equipment term loan are $4.0 million and are secured by a lien on our equipment. Our equipment term loan has a three-year amortization period with monthly payments of principal and accrued interest. Outstanding borrowings under the equipment term loan were $3.6 million at September 28, 2007. As principal is paid down under the equipment portion of the facility, additional borrowing availability will be created under the revolving portion of the credit facility.

        Maximum borrowings under the commercial real estate term loan are $13.0 million or 70% of the appraised value of the real estate, whichever is lower, and are secured by a deed of trust on our Scotts Valley facility. Monthly payments of principal and accrued interest will be based on a 20-year amortization period of the loan principal. Outstanding borrowings under the commercial real estate term loan were $11.8 million at September 28, 2007. As principal is paid down under the commercial real estate portion of the facility, additional borrowing availability will be created under the revolving portion of the credit facility.

        Our Japanese subsidiary has a revolving line of credit for ¥200 million Japanese Yen (approximately $1.7 million at the exchange rate on September 28, 2007) under which there were no borrowings at September 28, 2007. Borrowings under this line of credit bear interest at 1.875% per annum.

        We currently anticipate that our existing cash balances and available borrowings under our credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, we may choose to raise additional capital from the sale of debt or equity securities or from other sources in order to support our operations and expansion plans. We may not be able to obtain any additional capital on acceptable terms, if at all.

Cash Flows from Operating Activities

        Cash provided by operating activities for the fiscal year ended September 28, 2007 was $3.2 million. Net income during the fiscal year ended September 28, 2007 of approximately $0.4 million, which together with non-cash expense adjustments (primarily depreciation, amortization, stock-based compensation and net operating loss utilization) aggregating $8.4 million, provided cash from operating activities to offset cash used to fund changes in operating assets and liabilities. Net changes in operating assets and liabilities during the fiscal year ended September 28, 2007 used approximately $5.6 million of cash. Cash used to fund increases in accounts receivable and reductions in accounts payable and accrued liabilities were $9.1 million, $9.0 million and $0.8 million, respectively. These uses of cash were partially offset by cash generated through reductions in inventory, decreases in prepaid and other assets and increases in warranty liability of approximately $11.2 million, $1.8 million and $0.3 million, respectively.

        Cash used in operating activities for fiscal 2006 was $0.1 million. This consisted primarily of cash used to fund net losses of $14.7 million, which was offset in part by non-cash expenses and expense adjustments (depreciation, amortization, bad debt, common stock warrants, mandatorily redeemable preferred stock dividends, stock-based compensation and losses on disposal of equipment) aggregating $7.8 million. Net changes in assets and liabilities during fiscal 2006 provided $6.8 million in cash. This increase in cash was primarily due to a decrease in accounts receivable of $12.5 million, a decrease in prepaid and other assets of $5.0 million, increases in accounts payable of $6.4 million and accrued liabilities of $1.4 million, which were partially offset by an increase in inventory of $14.2 million and a decrease in warranty liabilities of $4.3 million.

Cash Flows from Investing Activities

        Cash used in investing activities for the fiscal year ended September 28, 2007 was $9.7 million. Investing activities during fiscal 2007 consisted of purchasing equipment primarily used in our development and demonstration laboratories.

        Cash provided by investing activities for fiscal 2006 was $0.8 million. This consisted of $13.4 million of cash acquired in our merger transaction with Trikon and $0.2 million in proceeds from the sale of equipment, offset by the direct merger costs of $6.1 million and $6.7 million used to purchase equipment primarily for use in our development and demonstration laboratories.

Cash Flows from Financing Activities

        Net cash provided by financing activities for the fiscal year ended September 28, 2007 was $19.4 million. Net proceeds from our public offering of 4,600,000 shares of our common stock and exercise of stock options provided $27.7 million in cash. A reduction in our aggregate borrowings of approximately $8.0 million and $0.3 million of debt issuance cost incurred partially offset proceeds from the issuance of our common stock.

        Net cash provided by financing activities for fiscal 2006 was $3.9 million. This consisted of proceeds from the issuance of 3,282,275 shares of our common stock in a private placement for an aggregate purchase price of $15.0 million, which was partially offset by payments of $8.7 million on short-term borrowings assumed in our merger transaction with Trikon. In addition, we made $2.4 million in net payments on our revolving line of credit and mortgage line of credit.

Off-Balance Sheet Arrangements

        As of September 28, 2007, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Obligations

        As of September 28, 2007, our cash obligations and commitments relating to our debt obligations, lease commitments and other contractual obligations were as follows:

	Payments due by period
	Total	Less Than One Year	One to Three Years	Three to Five Years	Greater than Five Years
	(in thousands)
Bank loan (revolving line of credit)	$12,937	$12,937	$—	$—	$—
Equipment note payable	3,603	1,259	2,344	—	—
Mortgage note payable	11,785	250	569	10,966	—
Other notes payable	602	317	285	—	—
Operating lease obligations	7,251	3,379	3,375	196	301
Capital lease obligations	666	323	327	16	—
Vendor commitments:
Inventory	16,002	15,988	14	—	—
Other	6,176	4,575	1,601	—	—

        Vendor commitments primarily include service-related contracts and agreements for information technology support, non-inventory supplies and other service related commitments.

        Assuming the interest rates that were in place on September 28, 2007 on the above obligations and commitments were to remain fixed over the next five years, interest expense is estimated to be as follows:

Fiscal Year	Interest Expense (in millions)
2008	$2.2
2009	1.0
2010	0.9
2011	0.4
2012	—

Recent Accounting Pronouncements

        In May 2005, the Financial Accounting Standards Board, or FASB, issued SFAS No. 154, Accounting Changes and Error Corrections, or SFAS 154, which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principles as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 requires that changes in accounting principle be retrospectively applied. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 123(R), however, allowed for a modified prospective approach of adoption. The adoption of this statement did not have any impact on our consolidated financial statements.

        In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting For Income Taxes, or SFAS 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 requires that tax positions previously held which no longer meet the more-likely-than-not recognition threshold should be derecognized in the first financial reporting period in which the threshold is no longer met. Use of a valuation allowance as per SFAS 109, is no longer an appropriate substitute for the derecognition of a tax position. The interpretation is effective for fiscal years beginning after December 15, 2006. We are evaluating the impact of the adoption of this interpretation on our consolidated financial position, results of operation and cash flows.

        During the quarter ended September 29, 2006, the FASB issued Statement No. 157, Fair Value Measurements, or SFAS 157, which defines fair value as a market based measurement, creates a GAAP framework for measuring fair value and requires expanded disclosures about fair value measurements. While this statement does not impose any new fair value measurements, it does apply, with certain exceptions, to other pronouncements that either require or permit fair value measurements. SFAS 157 defines fair value as a market based measurement between market participants and not as an entity specific measurement. Fair value is either (1) the price received when selling an asset or (2) the price paid to transfer a liability at the measurement date. SFAS 157 creates a fair value hierarchy which prioritizes the input that should be used in evaluating the assumptions used in pricing techniques used to measure fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to have a significant impact on our results of operations or financial condition.

        During the quarter ended September 29, 2006, the Securities and Exchange Commission released Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, or SAB 108, which provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 calls for the quantification of errors using both a balance sheet and income statement approach based on the effects of such errors on each of the company's financial statements and the related financial statement disclosures. SAB 108 is effective for financial statements issued for the fiscal year ending after November 15, 2006. Adoption of SAB 108 did not have a significant impact on our results of operations or financial condition.

        On December 21, 2006, the FASB issued FASB Staff Position, or FSP, Emerging Issues Task Force, or EITF, 00-19-2, Accounting for Registration Payment Arrangements, which requires an issuer to account for a contingent obligation to transfer consideration under a registration payment arrangement in accordance with FASB Statement No. 5, Accounting for Contingencies and FASB Interpretation 14, Reasonable Estimation of the Amount of Loss. Registration payment arrangements are frequently entered into in connection with issuance of unregistered financial instruments, such as equity shares or warrants. A registration payment arrangement contingently obligates the issuer to make future payments or otherwise transfer consideration to another party if the issuer fails to file a registration statement with the SEC for the resale of specified financial instruments or fails to have the registration statement declared effective within a specific period. The FSP requires issuers to make certain disclosures for each registration payment arrangement or group of similar arrangements. The FSP is effective immediately for registration payment arrangements and financial instruments entered into or modified after the FSP's issuance date. For previously issued registration payment arrangements and financial instruments subject to those arrangements, this FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006. The adoption of this FSP did not have a significant impact on our financial condition or results of operations.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        Our exposure to market risk relates to the increase or decrease in the amount of interest we must pay on our outstanding debt instruments, primarily certain borrowings under our credit facility. We may borrow up to $55.0 million under our credit facility. At September 28, 2007, $28.3 million was outstanding under our credit facility. Borrowings under our credit facility bear interest at the London Inter Bank Offering Rate, or LIBOR, plus 2.18% (7.85% at September 28, 2007). We do not believe that a hypothetical 10% change in LIBOR would have a significant impact on our interest expense.

        Our Japanese subsidiary has a revolving line of credit under which it had no borrowings as of September 28, 2007. This revolving line of credit bears interest at 1.875% per annum.

Foreign Currency Risk

        To date, our international customer agreements for systems have been denominated primarily in U.S. dollars, and accordingly, we have limited exposure to foreign currency exchange rate fluctuations related to system sales in foreign currencies, except in Japan. Our system sales in Japan are denominated in Japanese Yen, which can result in foreign currency exposure. We had one outstanding system accounts receivable in Japan as of September 28, 2007 for ¥110,000,000 ($957,000 based on the exchange rate on September 28, 2007).

        The functional currency for the majority of our various operations in Europe and Asia is the local currency. We are thus subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars with respect to our operations in Europe and Asia. Approximately 39%, 35% and 13% of our expenses were incurred in Europe and Asia, where the local currency is the functional currency, for fiscal 2007, 2006 and 2005, respectively. We do not believe that a hypothetical change of 10% in any of these foreign currency exchange rates would have a material impact on our consolidated financial position or results of operations.

ITEM 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Aviza Technology, Inc.:

        We have audited the accompanying consolidated balance sheets of Aviza Technology, Inc. and subsidiaries (the "Company") as of September 28, 2007 and September 29, 2006, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the three years in the period ended September 28, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Aviza Technology, Inc. and subsidiaries at September 28, 2007 and September 29, 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 28, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
     San Jose, California
     December 11, 2007

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par amounts and number of shares)

	September 28, 2007	September 29, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,087	$10,722
Accounts receivable, net of allowance of $178 and $262, respectively	37,202	26,763
Inventory	45,529	54,499
Prepaid expenses and other current assets	5,317	6,638

Total current assets	111,135	98,622
PROPERTY, PLANT AND EQUIPMENT—net	31,781	25,266
INTANGIBLE ASSETS—net	3,333	4,755
OTHER ASSETS	1,831	463

TOTAL	$148,080	$129,106

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short term borrowings and current portion of notes payable	$15,043	$28,632
Accounts payable	22,536	30,792
Warranty liability	11,222	10,816
Accrued liabilities	13,391	13,716

Total current liabilities	62,192	83,956
NOTE PAYABLES—Long term	14,490	6,256

Total liabilities	76,682	90,212

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value—5,000,000 shares authorized; none outstanding	—	—
Common stock, $0.0001 par value—100,000,000 shares authorized; 20,846,549 and 16,150,752 shares issued and outstanding at September 28, 2007 and September 29, 2006, respectively	2	2
Additional paid in capital	118,400	88,655
Accumulated deficit	(49,974)	(50,357)
Accumulated other comprehensive income	2,970	594

Total stockholders' equity	71,398	38,894

TOTAL	$148,080	$129,106

The accompanying notes are an integral part of these consolidated financial statements.

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Fiscal Year Ended
	September 28, 2007	September 29, 2006	September 30, 2005
NET SALES	$231,435	$160,860	$171,209
COST OF GOODS SOLD	159,922	116,548	144,428

GROSS PROFIT	71,513	44,312	26,781

OPERATING EXPENSES:
Research and development	31,901	25,311	21,126
Selling, general and administrative	34,116	27,312	17,140
In-process research and development	—	373	—

Total operating expenses	66,017	52,996	38,266

INCOME (LOSS) FROM OPERATIONS:	5,496	(8,684)	(11,485)

OTHER INCOME (EXPENSE):
Interest income	375	194	17
Interest expense	(3,445)	(5,517)	(4,017)
Other income (expense)—net	(415)	(100)	11

Total other expense—net	(3,485)	(5,423)	(3,989)

INCOME (LOSS) BEFORE INCOME TAXES	2,011	(14,107)	(15,474)
INCOME TAXES	1,628	581	539

NET INCOME (LOSS)	$383	$(14,688)	$(16,013)

Net income (loss) per share:
Basic	$0.02	$(1.31)	$(42.22)

Diluted	$0.02	$(1.31)	$(42.22)

Weighted average common shares:
Basic	18,824,561	11,209,200	379,319

Diluted	19,606,214	11,209,200	379,319

The accompanying notes are an integral part of these consolidated financial statements.

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts)

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Accumulated Comprehensive Income (Loss)
	Shares	Amount				Total
BALANCE—September 24, 2004	243,206	$1	$3,702	$(19,656)	$(130)	$(16,083)
Common stock issued to non employees for services	9,004	—	10	—	—	10
Exercise of employee stock options	222,855	—	231	—	—	231
Dividents accrued on mandatorily redeemable series B preferred stock	—	—	97	—	—	97
Components of comprehensive loss:
Cumulative translation adjustment	—	—	—	—	20	20
Net loss	—	—	—	(16,013)	—	(16,013)

Total comprehensive loss	—	—	—	—	—	(15,993)

BALANCE—September 30, 2005	475,065	1	4,040	(35,669)	(110)	(31,738)

Exercise of employee and director stock options	60,996	—	57	—	—	57
Fair value of common stock warrants issued for loan guarantee	—	—	251	—	—	251
Conversion of Series A preferred stock to common stock	5,226,496	—	32,650	—	—	32,650
Issuance of common stock, options and warrants in merger with Trikon Technologies, Inc.	4,568,946	—	24,131	—	—	24,131
Conversion of Series B and Series B-1 preferred stock and accrued dividends to common stock	2,536,974	—	11,497	—	—	11,497
Issuance of common stock in private placement	3,282,275	1	14,946	—	—	14,947
Stock-based compensation	—	—	1,083	—	—	1,083
Components of comprehensive loss:
Cumulative translation adjustment	—	—	—	—	704	704
Net loss	—	—	—	(14,688)	—	(14,688)

Total comprehensive loss	—	—	—	—	—	(13,984)

BALANCE—September 29, 2006	16,150,752	2	88,655	(50,357)	594	38,894

Exercise of employee and director stock options	95,797	—	221	—	—	221
Issuance of common stock in public offering, net of offering costs	4,600,000	—	27,476	—	—	27,476
Stock-based compensation	—	—	2,048	—	—	2,048
Components of comprehensive income:
Cumulative translation adjustment	—	—	—	—	2,376	2,376
Net income	—	—	—	383	—	383

Total comprehensive income	—	—	—	—	—	2,759

BALANCE—September 28, 2007	20,846,549	$2	$118,400	$(49,974)	$2,970	$71,398

The accompanying notes are an integral part of these consolidated financial statements.

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	September 28, 2007	September 29, 2006	September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$383	$(14,688)	$(16,013)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4,129	3,560	2,317
Amortization	1,095	2,158	1,661
Tax benefit from use of acquired net operating losses	1,023	—	—
Fair value of common stock warrants issued for loan guarantee	—	251	—
Stock-based compensation	2,048	1,083	—
Mandatorily redeemable preferred stock dividend accrued	—	497	97
Loss on disposal of equipment	—	131	983
Recoveries of allowance for doubtful accounts	(91)	(308)	(452)
Write-off of costs of prior financing agreements	176	—	—
Write-off in-process research and development from Trikon	—	373	—
Changes in assets and liabilities (net of assets and liabilities acquired):
Accounts receivable	(9,137)	12,525	(2,957)
Inventories	11,250	(14,210)	2,721
Prepaids and other assets	1,759	4,982	(2,111)
Accounts payable	(8,997)	6,387	1,337
Warranty liability	284	(4,278)	20
Accrued liabilities	(765)	1,410	(1,335)

Net cash provided by (used in) operating activities	3,157	(127)	(13,732)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from Trikon, net of direct merger costs	—	7,366	—
Purchases of property, plant and equipment	(9,667)	(6,749)	(4,846)
Proceeds from sale of equipment	—	190	—
Purchase of technology license	—	—	(4,000)

Net cash (used in) provided by investing activities	(9,667)	807	(8,846)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (payments) from credit lines	(15,340)	(2,176)	9,511
Proceeds from other short-term borrowings	—	—	499
Proceeds from the issuance of common stock	27,697	15,003	241
Proceeds from the issuance of Series B and B-1 preferred stock	—	—	11,000
Net proceeds on refinancing of mortgage loan	5,635	(280)	(257)
Debt issuance cost	(302)	—	—
Proceeds from equipment loan	4,000	—	—
Payments on other short-term borrowings	—	(8,658)	(499)
Payments on mortgage loan	(314)	—	—
Payments on other borrowings	(1,343)	—	—
Payment on equipment loan	(397)	—	—
Payments on capital lease obligations	(275)	(29)	—

Net cash provided by financing activities	19,361	3,860	20,495

Effect of exchange rates on foreign cash balances	(486)	(1,255)	91

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,365	3,285	(1,992)
CASH AND CASH EQUIVALENTS:
Beginning of period	10,722	7,437	9,429

End of period	$23,087	$10,722	$7,437

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,018	$3,246	$2,155

Income taxes paid	$355	$149	$460

Noncash investing and financing activities:
Equipment acquired under capital lease	$725	$75	$—

Fair value of common stock, options and warrants issued in the acquisition of Trikon Technologies, Inc.	$—	$24,131	$—

Conversion of mandatorily redeemable preferred stock, Series B and Series B-1, and accrued dividends to common stock	$—	$11,594	$—

Conversion of preferred stock, Series A, to common stock	$—	$32,650	$—

Fair value of common stock warrants issued in exchange for loan guarantee	$—	$251	$—

Property and equipment purchases included in accounts payable at end of fiscal year	$294	$485	$327

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BACKGROUND AND BASIS OF PRESENTATION

        Aviza Technology, Inc. and its subsidiaries (collectively, "Aviza") design, manufacture, sell and support advanced semiconductor capital equipment and process technologies for the global semiconductor industry and related markets. Aviza was formerly the Thermal Division of ASML Holding, N.V. ("ASML"), a Netherlands corporation. On September 18, 2003, Aviza was incorporated as Thermal Acquisition Corporation, a Delaware corporation, by VantagePoint Venture Partners and its affiliates (collectively referred to as "VantagePoint") to acquire the Thermal Division business of ASML ("Predecessor"). There were no operations of Aviza from September 18, 2003 to October 7, 2003. On October 10, 2003 ("the acquisition date"), Thermal Acquisition Corporation acquired certain assets and liabilities of the Predecessor and changed its name to Aviza Technology, Inc. (the "Company"), at which time Aviza began to operate independently from ASML.

        On December 1, 2005, Aviza, Inc., formerly Aviza Technology, Inc. ("Former Aviza") completed its merger transaction with Trikon Technologies, Inc. ("Trikon"). The merger transaction was effected through the formation of a new company originally named New Athletics, Inc., which issued shares of common stock in exchange for the outstanding shares of common stock of Trikon and outstanding shares of common and Series A preferred stock of Former Aviza. For accounting purposes, Former Aviza is deemed to have acquired Trikon because, immediately after the merger transaction, former stockholders of Former Aviza owned approximately 56% of the combined company and former stockholders of Trikon owned approximately 44% of the combined company. Each outstanding share of Former Aviza common and Series A preferred stock was exchanged for 0.90043 of a share of New Athletics, Inc. common stock. All common stock and Series A preferred stock and per share amounts for Former Aviza in these financial statements have been adjusted to give retroactive effect to this exchange ratio for all periods presented. Shares of mandatorily redeemable Series B and B-1 preferred stock of Former Aviza were not exchanged in the merger transaction and, accordingly, the related share and per share amounts have not been adjusted.

        In connection with the merger transaction, New Athletics, Inc. changed its name to Aviza Technology, Inc., the common stock of which is publicly traded on the Nasdaq Global Market under the symbol "AVZA."

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

        Trikon and Former Aviza continue as subsidiaries of the Company. The financial information presented in this report represents:

  1)
  The financial position of the Company and its subsidiaries at September 28, 2007 and September 29, 2006;

  2)
  The results of operations of the Company and its subsidiaries for the fiscal years ended September 28, 2007 and September 29, 2006, including Trikon from December 2, 2005;

  3)
  The cash flows of the Company and its subsidiaries for the fiscal years ended September 28, 2007 and September 29, 2006, including Trikon from December 2, 2005;

  4)
  The results of operations of Former Aviza for the fiscal year ended September 30, 2005; and

  5)
  The cash flows of Former Aviza for the fiscal year ended September 30, 2005.

        See Note 3 for additional information related to the merger transaction.

2.    SIGNIFICANT ACCOUNTING POLICIES

        Fiscal Year—Our fiscal year end is the Friday nearest to September 30. As such, the fiscal year from September 30, 2006 through September 28, 2007 had 52 weeks, the fiscal year from October 1, 2005 through September 29, 2006 had 52 weeks, and the fiscal year from September 25, 2004 through September 30, 2005 had 53 weeks.

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

        Concentration of Credit Risk—Financial instruments that subject us to concentrations of credit risk consist primarily of accounts receivable. Ongoing credit evaluations of customers' financial condition are performed and the amount of credit is limited when deemed necessary. Four different customers accounted for 18%, 14%, 10% and 10% of accounts receivable at September 28, 2007. Two different customers accounted for 18% and 17% of accounts receivable at September 29, 2006.

        Fair Value of Financial Instruments—Carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to their short maturities. The fair value of our debt at September 28, 2007 approximated book value.

        Inventories—Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes production labor, raw materials and manufacturing overhead.

        Property, Plant and Equipment—Property, plant and equipment are recorded at cost and are depreciated over average periods of 25 years for buildings, 4 to 10 years for building improvements, 5 to 7 years for machinery and equipment, 2 to 7 years for purchased software, 5 to 7 years for office furnishings and equipment and 2 to 5 years for vehicles utilizing the straight-line method.

        Goodwill and Intangible Assets—We had no goodwill on our balance sheet at September 28, 2007 or September 29, 2006. We evaluate other intangible assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from ten to fifteen years (see Note 7).

        Impairment of Long Lived Assets—We evaluate our long-lived assets for indicators of possible impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset's fair value or the discounted value of estimated future cash flows. We have not identified any such impairment losses to date.

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

	Fiscal Year Ended
	September 28, 2007	September 29, 2006	September 30, 2005
	(in thousands)
Beginning warranty accrual	$10,816	$13,599	$13,533
Additional accruals for new shipments	9,800	6,914	7,595
Warranty liability assumed in merger	—	1,386	—
Warranty costs incurred	(8,988)	(6,970)	(7,529)
Change in warranty liability for pre-existing warranties during the period	(406)	(4,113)	—

Ending warranty accrual	$11,222	$10,816	$13,599

        Guarantees—In addition to product warranties, we, from time to time, in the normal course of business, indemnify certain customers against third party claims that our products, when used for their intended purposes, infringe the intellectual property rights of such third party or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, we have not made payments under these obligations and no liabilities have been recorded for these obligations on the balance sheet at September 28, 2007 and September 29, 2006, respectively.

        Common and Preferred Shares—The share and per share amounts for all of our common and Series A preferred stock have been adjusted to give retroactive effect to the 1.0 to 0.90043 per share exchange ratio which occurred in connection with the merger transaction with Trikon in December 2005. The Series B and B-1 preferred stock were not exchanged in the merger transaction and, accordingly, the related share and per share amounts have not been adjusted.

        Revenue Recognition—We recognize revenue in accordance with Staff Accounting Bulletin No. 104 ("SAB 104") and Emerging Issues Task Force Issue No 00-21 ("EITF 00-21"). These accounting standards require that four basic criteria must be met before revenue can be recognized:

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

        For purposes of revenue recognition, we classify our systems into two categories, "proven technology" and "new technology." "Proven technology" systems are those systems with respect to which we have a history of successful installations within a reasonable time frame of delivery and the costs to complete installation do not vary materially from one instance to another. "New technology" systems are those systems with respect to which we cannot demonstrate that we can meet the provisions of customer acceptance at the time of shipment.

        We typically sell equipment and installation services as a bundled arrangement. Upon shipment of "proven technology," we record revenue upon shipment at the lesser of (i) the residual amount after deducting the fair value of installation services from the contractual value or (ii) the non-contingent amount. The remaining contractual revenue is recorded upon successful installation of the system. Cost of the equipment relating to "proven technology" is recorded upon shipment. To the extent a loss is calculated on shipment due to the foregoing deferral of revenue, a portion of the cost is also deferred to reflect zero gross profit at the time of shipment. The residual revenue, deferred costs and installation costs are recorded upon successful installation of the system. Revenue and cost of equipment and installation relating to "new technology" is deferred until installation and acceptance at the customer's premises is completed.

        Revenue from services is recognized as the services are performed. Revenue from prepaid service contracts is recognized ratably over the life of the contract. Revenue from spare parts is recorded upon shipment.

        Research and Development Costs—Costs relating to research and development are charged to operating expense as incurred.

        Advertising Expenses—Costs relating to advertising are charged to operating expenses as incurred. We incurred $45,000, $12,000 and $4,000 for the fiscal years ended September 28, 2007, September 29, 2006 and September 30, 2005, respectively.

        Foreign Currency—The majority of our foreign operations have the local currency as the functional currency. For foreign operations with the local currency as the functional currency, local currency denominated assets and liabilities are translated at the year-end exchange rates and revenue, costs and expenses are translated at the average exchange rates during the year. Gains or losses resulting from foreign currency translation are included as a component of other comprehensive loss in the consolidated balance sheet. For foreign operations where the US dollar is the functional currency, foreign currency denominated assets and liabilities are re-measured at the year-end exchange rate except for inventories, prepaid expenses and fixed assets, which are re-measured at the historical exchange rates. Foreign currency denominated revenue, costs and expenses are recorded at the average exchange rates during the year, except for costs and expenses related to items such as inventories and fixed assets, which are re-measured using historical exchange rates. Gains or losses resulting from foreign currency re-measurement are included in operating expenses in the consolidated statements of operations.

        Net foreign currency gains (losses) included in operating expenses were $563,000, $550,000 and $(302,000) for the fiscal years ended September 28, 2007, September 29, 2006 and September 30, 2005, respectively.

        Stock-Based Compensation—Effective October 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment ("SFAS 123(R)"). SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee's requisite service period. The measurement of stock-based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk-free interest rate and award cancellation rate. The input factors used in the valuation model are based on subjective future expectations combined with management judgment. If there is a difference between the assumptions used in determining stock-based compensation costs and the actual factors, which become known over time, we may change future input factors used in determining stock-based compensation costs. These changes may materially impact our results of operations in the period such changes are made. We previously applied Accounting Principles Board ("APB") Opinion No. 25. Accounting for Stock issued to Employees, and related interpretations and provided the pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123").

        We adopted the modified prospective application method as provided by SFAS 123(R). Under this method, SFAS 123(R) was applied to new awards and to awards modified, repurchased or cancelled after the effective date. Accordingly, prior period amounts have not been restated. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered, such as unvested stock options, that were outstanding as of the date of adoption are being recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption was based on the grant-date fair value (as calculated pursuant to the original provisions of SFAS 123, as adjusted for estimated forfeitures) for those awards granted after June 24, 2005, the date of the Company's initial filing of a Form S-4 registration statement relating to the merger transaction as discussed in Note 3 and based on the intrinsic values as previously recorded under APB Opinion No. 25 for awards granted prior to that date.

        The fair value of each option is estimated at the date of grant using the Black-Scholes option valuation model. We estimate expected stock price volatility based on historical volatility within a representative peer group. We believe that because of our limited history and the changes caused by the merger with Trikon that the expected life of our options should be determined by using the safe harbor provisions of SAB 107. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield with similar expected life.

        Under our stock option plans (see Note 13), we may grant options to purchase up to a maximum of 5,644,000 shares of common stock, including outstanding options to employees, directors and consultants at a price not less than the fair market value on the date of the grant. These options generally vest over four to five years and generally expire seven to ten years from the date of the grant.

        We recognized stock-based compensation expense of $2,048,000 and $1,083,000 during the fiscal years ended September 28, 2007 and September 29, 2006, respectively. Due to uncertainty surrounding the realization of the income tax benefit related to stock based compensation expense, there is no related income tax benefit recognized in the consolidated statements of operations for the fiscal years ended September 28, 2007 and September 29, 2006 as a full valuation allowance has been provided against the deferred tax asset. The estimated fair value of our stock options, less expected forfeiture, is amortized over the awards' vesting period on a straight-line basis. The modified prospective transition method of SFAS 123(R) requires the presentation of pro forma information, for periods presented prior to the adoption of SFAS 123(R), regarding net loss and net loss per share, as if we had accounted for our stock plans under the fair value method of SFAS 123(R). For pro forma purposes, the fair value of stock options was estimated using the Black-Scholes option valuation model and amortized on a straight-line basis. The pro forma amounts are as follows (in thousands, except per share amounts):

Fiscal Year Ended September 30, 2005
Net loss—as reported	$(16,013)
Deduction: Stock-based employee compensation expense determined under the fair value method	(113)

Net loss—pro forma	$(16,126)

Loss per common share:
Basic and diluted—as reported	$(42.22)

Basic and diluted—pro forma	$(42.51)

        The fair value of our stock options granted in the fiscal years ended September 28, 2007, September 29, 2006 and September 30, 2005, respectively, was estimated at the date of grant using the following weighted average assumptions:

	Fiscal Year Ended
	September 28, 2007	September 29, 2006	September 30, 2005
Expected life (years)	4.6	5.3	5.0
Risk-free interest rate	4.7%	4.5%	4.0%
Stock price volatility	60.6%	74.5%	70.0%
Dividend yield	0.0%	0.0%	0.0%

        Significant Risks and Uncertainties—We participate in a dynamic high technology industry and believe that changes in any of the following areas could have a material adverse effect on our future financial position, results of operations or cash flows: advances and trends in new technologies and industry standards; competitive pressures in the form of new products or price reductions on current products; changes in product mix; changes in the overall demand for products offered by us; changes in third-party manufacturers; changes in key suppliers; changes in certain strategic relationships or customer relationships; litigation or claims against us based on intellectual property, patent, product, regulatory or other factors; fluctuations in foreign currency exchange rates; risk associated with changes in domestic and international economic and/or political regulations; availability of necessary components or subassemblies; disruption of manufacturing facilities; and our ability to attract and retain employees necessary to support our growth.

        Recent Accounting Pronouncements—In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS 154"), which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 requires that changes in accounting principle be retrospectively applied. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 123(R), however, allowed for a modified prospective approach of adoption. The adoption of this statement did not have any impact on our consolidated financial statements.

        In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN No. 48"), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting For Income Taxes ("SFAS 109"). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 requires that tax positions previously held which no longer meet the more-likely-than-not recognition threshold should be derecognized in the first financial reporting period in which the threshold is no longer met. Use of a valuation allowance as per SFAS 109, is no longer an appropriate substitute for the derecognition of a tax position. The interpretation is effective for fiscal years beginning after December 15, 2006. We are evaluating the impact of the adoption of this interpretation on our consolidated financial position, results of operations and cash flows.

        During the quarter ended September 29, 2006, the FASB issued Statement No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value as a market based measurement, creates a GAAP framework for measuring fair value and requires expanded disclosures about fair value measurements. While this statement does not impose any new fair value measurements, it does apply, with certain exceptions, to other pronouncements that either require or permit fair value measurements. SFAS 157 defines fair value as a market based measurement between market participants and not as an entity specific measurement. Fair value is either (1) the price received when selling an asset or (2) the price paid to transfer a liability at the measurement date. SFAS 157 creates a fair value hierarchy which prioritizes the input that should be used in evaluating the assumptions used in pricing techniques used to measure fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to have a significant impact on our results of operations or financial condition.

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

        On December 21, 2006, the FASB issued FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") 00-19-2, Accounting for Registration Payment Arrangements, which requires an issuer to account for a contingent obligation to transfer consideration under a registration payment arrangement in accordance with FASB Statement No. 5, Accounting for Contingencies and FASB Interpretation 14, Reasonable Estimation of the Amount of Loss. Registration payment arrangements are frequently entered into in connection with issuance of unregistered financial instruments, such as equity shares or warrants. A registration payment arrangement contingently obligates the issuer to make future payments or otherwise transfer consideration to another party if the issuer fails to file a registration statement with the SEC for the resale of specified financial instruments or fails to have the registration statement declared effective within a specific period. The FSP requires issuers to make certain disclosures for each registration payment arrangement or group of similar arrangements. The FSP is effective immediately for registration payment arrangements and financial instruments entered into or modified after the FSP's issuance date. For previously issued registration payment arrangements and financial instruments subject to those arrangements, this FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006. The adoption of this FSP did not have a significant impact on our financial condition or results of operations.

3.    MERGER AND OTHER TRANSACTIONS WITH TRIKON TECHNOLOGIES, INC.

        On December 1, 2005, we completed a merger transaction with Trikon, which designs, manufactures and services wafer processing semiconductor manufacturing equipment primarily for semiconductor devices. Its products are used for chemical and physical vapor deposition and for etch applications and are sold to semiconductor manufacturers worldwide. We believe that the addition of Trikon broadens our product portfolio and our ability to provide a wider suite of solutions for customer applications. In accordance with the provisions of SFAS No. 141, we were treated as the acquirer for financial reporting purposes. In the merger transaction, a wholly owned subsidiary of Aviza was merged with and into Trikon. Trikon stockholders received 0.29 of a share of Aviza common stock in exchange for each share of Trikon common stock they owned. A total of 4,568,946 shares of our common stock were issued in exchange for the outstanding common stock of Trikon as of December 1, 2005. The common stock issued in the transaction was valued using the average closing price of Trikon's common stock on November 30 and December 1, 2005.

        In connection with the merger transaction, we assumed a warrant issued by Trikon to an investor for the purchase of 101,500 shares of common stock ("investor warrants") with an exercise price of

$21.55 per share. In addition, further warrants for the purchase of 15,225 shares of common stock were issued to the placement agent ("placement agent warrants"). The warrants expired October 22, 2007.

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

        Under the purchase method of accounting, the total consideration issued for Trikon common stock, options and warrants as shown in the table above was allocated to the Trikon tangible and intangible assets, and liabilities based on their estimated fair values as of the date of the merger transaction. The information was based on management determining the fair value with the assistance of a valuation performed by external valuation professionals. The allocation of total consideration to Trikon's tangible and intangible assets is set forth in the following table (in thousands):

Trikon historical net book value		$30,565
Estimated fair value adjustments:
Inventory to fair value	$1,492

Property, plant and equipment	13,439

Deferred income, net of related costs	3,524

Deferred rent	583

Accrued liabilities	(241)

Intangible assets:
Customer relationships	2,126
Brands and trademarks	940
Patents	744
Developed technology	6,673
In-process research and development	3,615
Licenses	253

Total estimated fair value of intangible assets	14,351

Total fair value adjustments		33,148

Fair value of net assets acquired		63,713
Excess of fair value of net assets over consideration		(33,466)

Total consideration		$30,247

        In accordance with generally accepted accounting principles, the excess of the fair value of Trikon's net assets over the consideration given was allocated as a pro rata reduction of the amounts that would otherwise have been allocated to Trikon's non-current assets acquired. The allocation of the excess fair value was as follows (in thousands):

Property, plant and equipment	$20,594

Customer relationships	1,907
Brands and trademarks	843
Patents	667
Developed technology	5,985
In-process research and development	3,243
Licenses	227

Allocation of excess fair market value to intangibles	12,872

Excess fair market value of net assets over consideration	$33,466

        After allocation of the excess fair market value, the value of the intangibles acquired via the merger was as follows (in thousands):

Customer relationships	$219
Brands and trademarks	97
Patents	77
Developed technology	687
In-process research and development	373
Licenses	26

Total intangibles acquired	$1,479

        With the exception of in-process research and development, the useful lives of the intangibles range from ten to fifteen years. In-process research and development consists of research and development in process at the time of the merger that had not demonstrated its technological feasibility and did not have an alternative future use. The value of the in-process research and development was written off subsequent to the merger.

        As a result of the merger transaction, Aviza recorded a restructuring liability of $241,000 primarily relating to building closures of $96,000 and employee severance and related payments of $145,000. These costs were included in determination of the fair value of the net assets acquired in the merger transaction.

        The write-ups and write-downs of Trikon's assets to fair value for financial reporting purposes resulted in a difference for income tax reporting. The fair value write-up of inventory and intangibles, as well as the reduction of deferred income, deferred rent and certain accrued liabilities was not recorded for tax purposes due to the merger transaction being a tax-free transaction. This will cause us to have less revenue and more expenses for financial statement purposes than for tax purposes with respect to these items. As a result, we recorded a net current deferred tax liability of $1.6 million relating to these items. Similarly, the write-down of Trikon's property, plant, and equipment, as well as the reduction of certain accrued liabilities to fair value for financial reporting purposes results in a difference for income tax reporting purposes. This will cause us to have less depreciation and other expenses for financial statement purposes than for tax purposes with respect to these items. As a result, we recorded a deferred tax asset of $1.6 million relating to these items.

        A deferred tax asset of $35.5 million was recorded as part of the merger representing future tax deductions (primarily net operating loss carry forwards), which can only be realized to the extent of future taxable income. At the merger date and through September 28, 2007, our management has not been able to assert that it was more likely than not that we would generate sufficient taxable income to realize the net deferred tax assets in excess of the deferred tax liabilities recorded in relation to the write-up of inventory and intangibles to fair value at December 1, 2005, the date of the consummation of the merger transaction. Accordingly, the net deferred tax assets have been offset by a full valuation allowance. During fiscal 2007, one of the subsidiaries we acquired in connection with the merger with Trikon generated sufficient taxable income to recognize a portion of the net deferred tax assets we acquired in the merger related to net operating loss carryforwards. In the absence of goodwill, under generally accepted accounting principles, the tax benefit derived from this reversal of the valuation allowance must be applied first to reduce non-current intangible assets related to the merger transaction, and second to reduce income tax expense. Accordingly, we recognized approximately $1,023,000 of the valuation allowance attributed to net deferred tax assets relating to the net operating loss carryforwards acquired in the merger transaction during fiscal 2007 and the intangible assets acquired in the merger transaction have been reduced accordingly. The remaining net deferred tax assets continue to be offset by a full valuation allowance at September 28, 2007.

        On March 14, 2005, we entered into a joint development agreement with Trikon related to the development of control software to be used in certain of the Company's products. As part of the agreement, we paid a $4.0 million license fee and agreed to pay royalties based on sales of the licensed product. The license has an estimated life of 10 years. In connection with the merger transaction, no royalty payments will be made, and the $4.0 million license fee is amortized over the 10-year estimated life of the license.

  Pro Forma Financial Information for the Acquisition of Trikon

        The following unaudited pro forma financial information presents the combined results of our operations and Trikon's as if the acquisition of Trikon had occurred as of the beginning of the periods presented. The pro forma results combine our results and the historical results of Trikon as follows:

Aviza Reporting Period	Trikon Period Included in Pro Forma Data
Fiscal Year Ended September 29, 2006	October 1, 2005 - December 1, 2005
Fiscal Year Ended September 30, 2005	Year ended September 30, 2005

        The results of operations of the former Trikon business have been included in the results of our operations from the December 1, 2005 merger date.

        The unaudited pro forma financial information includes adjustments for periods included related to amortization of purchased intangibles, depreciation of purchased fixed assets, elimination of deferred rent liability and the elimination of intercompany activity that would have been recorded if the acquisition had occurred at the beginning of the period presented. The pro forma financial information for the combined entities has been prepared for comparative purposes only and is not necessarily indicative of what the actual results may have been if the acquisition had in fact occurred at the beginning of the period presented or of future results. Pro forma results for the fiscal years ended September 29, 2006 and September 30, 2005 (in thousands except per share amounts):

	Fiscal Year Ended
	September 29, 2006	September 30, 2005
Net sales	$167,993	$205,249

Net loss	$(16,146)	$(30,068)

Net loss per share:
Basic and diluted	$(1.26)	$(2.96)

Shares used in computing per share amounts:
Basic and diluted	12,851	10,175

4.    INVENTORY

        Inventory consists of the following (in thousands):

	September 28, 2007	September 29, 2006
Raw materials	$28,667	$29,414
Work- in- progress	13,692	21,337
Finished goods and evaluation systems	3,170	3,748

Total	$45,529	$54,499

5.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

        Prepaid expenses and other current assets consist of the following (in thousands):

	September 28, 2007	September 29, 2006
Debt issuance costs (Note 8)	$198	$733
Deferred installation costs (Note 2)	385	1,301
Taxes	2,621	2,003
Other	2,113	2,601

Total prepaid expenses and other current assets	$5,317	$6,638

6.    PROPERTY, PLANT AND EQUIPMENT—NET

        Property, plant and equipment consist of the following (in thousands):

	September 28, 2007	September 29, 2006
Land	$1,839	$1,839
Buildings and improvements	12,198	12,047
Machinery and equipment	18,659	12,947
Office furnishings, fixtures and equipment	6,564	2,659
Construction in process	3,820	2,840

Total	43,080	32,332
Accumulated depreciation	(11,299)	(7,066)

Property, plant and equipment—net	$31,781	$25,266

        Depreciation expense has been included in the statements of operations as follows (in thousands):

	Fiscal Year Ended
	September 28, 2007	September 29, 2006	September 30, 2005
Cost of goods sold	$989	$705	$658
Operating expenses	3,140	2,855	1,659

Total depreciation expense	$4,129	$3,560	$2,317

7.    INTANGIBLE ASSETS

        Intangible assets are recorded at cost, net of accumulated amortization, and are amortized over their estimated useful lives using the straight-line method. The estimated useful lives for our intangible assets are as follows:

Licenses	10 to 15 years
Developed technology	10 years
Brands and trademarks	10 years
Customer relationships	10 years
Patents	10 years

        We evaluate intangible assets for indicators of possible impairment when events or circumstances indicate the carrying amount of the asset may not be recoverable.

        Intangible assets at September 28, 2007 and September 29, 2006 consist of the following (in thousands):

	September 28, 2007				September 29, 2006
	Cost	Income Tax Adjustment	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Licenses	$4,028	$(26)	$(669)	$3,333	$4,026	$(268)	$3,758
Developed technology	756	(636)	(120)	—	694	(58)	636
Brands and trademarks	105	(88)	(17)	—	96	(8)	88
Customer relationships	240	(202)	(38)	—	220	(18)	202
Patents	85	(71)	(14)	—	78	(7)	71

Total	$5,214	$(1,023)	$(858)	$3,333	$5,114	$(359)	$4,755

        During fiscal, 2007, one of the subsidiaries we acquired in connection with the merger with Trikon generated sufficient taxable income to recognize a portion of the net deferred tax assets we acquired in the merger related to net operating loss carryforwards. Our management has previously been unable to assert that it was more likely than not that we would generate sufficient taxable income to realize the net deferred tax assets in excess of the deferred tax liabilities recorded in relation to the write-up of inventory and intangibles to fair value at December 1, 2005, the date of the consummation of the merger transaction. Accordingly, the net deferred tax assets had been previously offset by a full valuation allowance. In the absence of goodwill, under generally accepted accounting principles, the tax benefit derived from reversal of this valuation allowance must be applied first to reduce non-current intangible assets related to the merger transaction, and second to reduce income tax expense. We recognized approximately $1,023,000 of the valuation allowance attributed to net deferred tax assets relating to the net operating loss carryforwards acquired in the merger transaction during fiscal 2007, and the intangible assets acquired in the merger transaction have been reduced accordingly.

        Amortization expenses relating to all intangibles, excluding in-process research and development acquired from Trikon (see Note 3), for the fiscal years ended September 28, 2007 and September 29, 2006 was $489,000 and $344,000, respectively. There was no amortization of intangibles during fiscal 2005. Based on the intangible assets recorded at September 28, 2007, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining amortization expense is expected to be as follows (in thousands):

Fiscal Year Ending
September 26, 2008	$400
September 25, 2009	400
September 24, 2010	400
September 30, 2011	400
September 28, 2012	400
Thereafter	1,333

$3,333

8.    BORROWING FACILITIES

        Borrowings consist of the following (in thousands):

	September 28, 2007	September 29, 2006
Bank loans (revolving line of credit)	$12,937	$28,277
Equipment note payable	3,603	—
Mortgage note payable	11,785	6,463
Other notes payable	572	—
Capital lease obligations	636	148

Total	29,533	34,888
Less current portion	15,043	28,632

Long term portion	$14,490	$6,256

        During April 2007, we entered into a new credit facility with a syndicate of banks to refinance our existing line of credit and mortgage line of credit. Our new credit facility includes a two-year revolving line of credit, an equipment term loan and a four-year commercial real estate term loan. We may borrow up to $55.0 million under our new credit facility. Borrowings under the credit facility bear interest at the London Inter Bank Offering Rate, or LIBOR, plus 2.18% (7.85% at September 28, 2007). The average interest rate for fiscal 2007 for these loans was 7.7%. The terms of the credit agreement prohibits us from paying cash dividends on our common stock. The credit agreement contains certain financial and operating covenants. Loan commitment fees and other direct expenses totaling $302,000, incurred to secure the facility, will be amortized over the lives of the respective loans. The unamortized portion of these costs is recorded as prepaid expenses and other current assets, and other assets of $198,000 and $47,000, respectively, at September 28, 2007.

        Maximum borrowings under the revolving line of credit are $44.0 million and are secured by our accounts receivable and inventory. Outstanding borrowings under the revolving line of credit were $12.9 million at September 28, 2007.

        Maximum borrowings under the equipment term loan are $4.0 million and are secured by a lien on our equipment. Our equipment term loan has a three-year amortization period with monthly payments of principal and accrued interest. Outstanding borrowings under the equipment term loan were $3.6 million at September 28, 2007. As principal is paid down under the equipment portion of the facility, additional borrowing availability will be created under the revolving portion of the credit facility.

        Maximum borrowings under the commercial real estate term loan are $13.0 million or 70% of the appraised value of the real estate, whichever is lower, and are secured by a deed of trust on our Scotts Valley facility. Monthly payments of principal and accrued interest will be based on a 20-year amortization period of the loan principal. Outstanding borrowings under the commercial real estate term loan were $11.8 million at September 28, 2007. As principal is paid down under the commercial real estate portion of the facility, additional borrowing availability will be created under the revolving portion of the credit facility.

        Under the terms of our previous line of credit agreement, VantagePoint, our largest shareholder, guaranteed $20.0 million of the $40.0 million available under the line. At September 30, 2005, we were in violation of certain covenants under the agreement. Based on VantagePoint's guarantee that it would not require reimbursement from the Company prior to September 30, 2006 should VantagePoint be required to make any payment under the guarantee as of December 1, 2005, the bank waived our non compliance under the agreement at September 30, 2005. In connection with the merger transaction with Trikon, VantagePoint continued its guarantee under the line of credit. We issued VantagePoint warrants to purchase 290,000 shares of common stock in connection with its continued guarantee. VantagePoint no longer guarantees any portion of our new credit facilities.

        A subsidiary of ours has a revolving line of credit for 200,000,000 Japanese Yen (approximately $1.7 million, at the exchange rate on September 28, 2007) under which there were no borrowings at September 28, 2007. The credit line bears interest at 1.875% per annum.

        The Company's debt maturities are as follows (in thousands):

Fiscal Year ending
September 26, 2008	$15,043
September 25, 2009	2,111
September 24, 2010	1,397
September 30, 2011	10,982

Total	$29,533

Loan Guarantee-Warrants

        Prior to the merger transaction with Trikon, Former Aviza granted warrants to VantagePoint to purchase an aggregate of $20 million of Series A preferred stock at the price of $5.625 per share. Former Aviza allocated approximately $3.5 million of the line of credit to the warrants and amortized the amount to interest expense over the term of the debt. These warrants were cancelled as part of the merger transaction.

        In exchange for its continued guarantee of a portion of the Company's bank line of credit, on December 1, 2005, Aviza issued warrants to purchase 290,000 shares of common stock at $31.03 per share to VantagePoint. The warrants have a term of four years. The warrants were valued using the Black-Scholes option valuation model and the following assumptions:

Stock price	$5.21
Expected life (in years)	4.0
Exercise price	$31.03
Risk-free interest rate	4.4%
Stock price volatility	70.8%
Dividend yield	0.0%

        Based on the preceding assumptions and the fair value of the related debt, the warrants issued on December 1, 2005 were valued at $251,000. The fair value of the warrants was being amortized to interest expense over the remaining term of the bank line of credit.

        The total amount allocated to the debt associated with the above-mentioned warrants, as determined using the Black-Scholes option valuation method was approximately $3.8 million. In addition, an aggregate fee of $1,147,000 was paid to the lenders relating to our previous revolving line of credit and property mortgage. These amounts were being charged to interest expense on a method approximating the interest method over the lives of the related loans. The unamortized portion of these costs was recorded as prepaid expenses and other current assets, of $733,000 at September 29, 2006. With the consummation of new credit agreement, the remaining capitalized cost associated with the issuance of these warrants and fees incurred was written off to other income (expense)—net.

        In connection with the refinancing above, approximately $461,000 of costs relating to the prior financing agreements was expensed under other income (expense)—net during the fiscal 2007. This included the write off of approximately $176,000 in deferred costs related to the prior financing.

        During the fiscal years ended September 28, 2007, September 29, 2006 and September, 30, 2005, we recorded $609,000, $1,728,000 and $1,614,000, respectively, related to amortization of debt issuance and warrant costs. The amortization is recorded in interest expense.

9.    ACCRUED LIABILITIES

        Accrued liabilities consist of the following (in thousands):

	September 28, 2007	September 29, 2006
Accrued payroll and payroll taxes	$5,660	$4,584
Deferred revenue	1,076	2,023
Other taxes payable	3,557	2,153
Other accruals	3,098	4,956

Total	$13,391	$13,716

10.    COMMITMENTS AND CONTINGENCIES

        On April 11, 2006, IPS, Ltd. filed a lawsuit against us in the United States District Court for the Central District of California. The complaint alleges that we used IPS's confidential information to develop our Celsior single-wafer atomic layer deposition technology. We have filed an answer denying the claim. The complaint is for unspecified monetary damages, injunctive relief and an order rescinding the settlement and distributor agreements that IPS and Aviza entered into in May 2004 in settlement of a prior lawsuit that IPS filed against ASML U.S., Inc. and Aviza in March 2004 relating to assets that we acquired from ASML in October 2003. We believe that we have complied with the settlement and distributor agreements and that the allegations contained in IPS's complaint are without merit. In May 2007, Aviza successfully moved the dispute into arbitration. Discovery commenced in June 2007. The arbitration hearing is currently scheduled for May 2008. In September 2007, IPS moved for a preliminary injunction in the U.S. District Court in Los Angeles. We opposed the motion and the Court subsequently took the matter off calendar and has yet to issue any ruling. We intend to contest the lawsuit vigorously. We do not believe that the outcome of this lawsuit will have a material impact on our business, financial condition or results of operations.

        Prior to the merger transaction with Trikon Technologies, Inc., Trikon was a party to an employment lawsuit in France. On March 10, 2004, Dr. Jihad Kiwan departed Trikon as Director and Chief Executive Officer. On March 29, 2004 and April 2, 2004, Trikon received letters from a United Kingdom law firm and from a French law firm, respectively, on behalf of Dr. Kiwan, detailing certain monetary claims for severance amounts due to Dr. Kiwan with respect to his employment with Trikon. On April 28, 2004, Dr. Kiwan filed a lawsuit in France and on June 10, 2004, filed similar proceedings in the United Kingdom. Dr. Kiwan has subsequently withdrawn the proceedings in the United Kingdom. We are in the process of vigorously contesting the French claim and do not believe that the outcome of the claim will have a material impact on our business, financial condition or results of operations.

        Our Scotts Valley location is a federal Superfund site. Chlorinated solvent and other contamination was identified at the site in the early 1980's, and by the late 1980's Watkins Johnson Corporation ("WJ") (a previous owner of the Company) had installed a groundwater extraction and treatment system. In 1991, WJ entered into a consent decree with the United States Environmental Protection Agency providing for remediation of the site. In July 1999, WJ signed a remediation agreement with an environmental consulting firm, ARCADIS Geraghty and Miller ("ARCADIS"). Pursuant to this remediation agreement, WJ paid approximately $3 million in exchange for which ARCADIS agreed to perform the work necessary to assure satisfactory completion of WJ's obligation under the consent decree. The agreement also includes a cost overrun guaranty from ARCADIS up to a total project cost of $15 million. In addition, the agreement included procurement of a ten-year, claims-made insurance policy to cover overruns of up to $10 million from American International Specialty ("AIS"), along with a ten-year, claims made $10 million policy to cover unknown pollution conditions at the site.

        Failure of WJ, ARCADIS, or AIS to fulfill their obligations may subject the Company to substantial fines, and the Company could be forced to suspend production, alter manufacturing processes or cease business operations, any of which could have a material negative effect on the Company's sales, income and business operations.

        Management believes that the likelihood of the failure of WJ, ARCADIS or AIS is remote and that any remaining or uninsured environmental liabilities will not have a material effect on the Company's results of operations or financial position.

        During the fiscal years ended September 28, 2007, September 29, 2006 and September 30, 2005, $14,000, $9,000 and $29,000, respectively, were recorded as charges to cost of goods sold as a result of losses on cancelled purchase commitments.

        In the normal course of business, we enter into purchase commitments for inventory and non-inventory related goods and services. These commitments may cover more than one fiscal period. In addition, we are the lessee under several capital and operating leases primarily for equipment rentals, office and research space. Future minimum payments under such obligations are as follows (in thousands):

Fiscal Year Ending	Capital Leases	Operating Leases	Vendor Inventory	Commitments Other
September 26, 2008	$323	$3,379	$15,988	$4,575
September 25, 2009	256	2,471	14	784
September 24, 2010	71	904	—	697
September 30, 2011	16	105	—	120
September 28, 2012	—	91	—	—
Thereafter	—	301	—	—

Total minimum lease payments	666	$7,251	$16,002	$6,176

Less: portion representing interest	30

Capital lease obligations—September 28, 2007	$636

        Rent expense for the fiscal years ended September 28, 2007, September 29, 2006, and September 30, 2005 was $3,786,000, $3,276,000 and $1,883,000, respectively.

11.    PREFERRED STOCK

Series A Redeemable Convertible Preferred Stock

        We sold 5,804,446 shares of our Series A preferred stock for $6.25 per share to VantagePoint, our largest shareholder on October 7, 2003 as part of the original investment in the Company. As part of the merger transaction with Trikon, the Series A preferred shares outstanding at the time of the merger were exchanged for 5,266,496 shares of Aviza common stock at the same ratio as the Former Aviza common shareholders (1 to 0.90043 per share exchange ratio).

Series B and B-1 Mandatorily Redeemable Convertible Preferred Stock

        Former Aviza, a wholly owned subsidiary of the Company, sold 20,000 shares of Series B and 90,000 shares of Series B-1 preferred stock for $100 per share on March 11, 2005 and September 27, 2005, respectively. The purchasers were VantagePoint, our largest shareholder, and Jerauld Cutini, President and Chief Executive Officer (only with respect to the Series B preferred stock). The holders of Series B and B-1 preferred stock were entitled to receive dividends at the rate of 8% of the original issue price per annum on a cumulative basis. During fiscal 2006, approximately $0.5 million of dividends were accrued.

        On April 24, 2006, the Company sold 3,282,275 shares of its common stock to Caisse de dépôt et placement du Québec ("CDPQ"), for an aggregate purchase price of $15.0 million in a private placement. In connection with the closing of this transaction, the Company issued 238,482 and 2,298,492 shares of common stock to our President and CEO and VantagePoint, respectively, in exchange for an aggregate 20,000 shares of Series B preferred stock and an aggregate of 90,000 shares of Series B-1 preferred stock of Former Aviza, a wholly owned subsidiary of the Company. The number of common shares was determined based upon the redemption value of the Series B and Series B-1 preferred stock at the date of closing of the private placement with CDPQ divided by the purchase price which CDPQ paid for the private placement ($4.57 per share). The following table summarizes the conversion of the Series B and Series B-1 preferred stock (in thousands, except number of shares and par value per share):

Former Aviza Preferred Stock Classification	Pre- Conversion Shares	Par Value/ Share	Par Value of Preferred Stock	Accrued Unpaid Dividends	Redemption Value of Preferred Stock	Private Placement Price Per Common Share	Common Shares Issued on Conversion
Series B	20,000	$100	$2,000	$180	$2,180	$4.57	476,964
Series B-1	90,000	$100	9,000	414	9,414	$4.57	2,060,010

	110,000		$11,000	$594	$11,594		2,536,974

12.    STOCKHOLDERS' EQUITY

        Common Stock—At September 28, 2007, we had the following common stock reserved for issuance related to the following:

Common stock warrants	406,725
Stock options outstanding and available for future grant	4,756,992

        On December 1, 2005, we closed a merger transaction with Trikon Technologies, Inc. In the merger transaction, a wholly owned subsidiary of the Company was merged with and into Trikon. Trikon shareholders received 0.29 of a share of Aviza common stock in exchange for each share of Trikon common stock they owned. A total of 4,568,946 shares of Aviza common stock were issued in exchange for the outstanding common stock of Trikon as of December 1, 2005. The common stock issued in the transactions was valued using the average closing price of Trikon's common stock on November 30 and December 1, 2005.

        In connection with the merger with Trikon, 5,804,446 shares of Series A and 559,889 shares of common stock of Former Aviza were exchanged for 5,226,496 and 504,140 shares of common stock of the Company (see Note 1), respectively.

        On April 24, 2006, the Company entered into a Stock Purchase Agreement with CDPQ for the private placement of 3,282,275 shares of the Company's common stock for an aggregate purchase price of $15,000,000. In addition, in connection with the closing of the private placement, all outstanding shares of Series B and Series B-1 preferred stock of the Company's subsidiary, Aviza, Inc., and accrued but unpaid dividends on those shares converted into an aggregate of 2,536,974 shares of the Company's common stock, representing the same per-share price as in the private placement.

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

        Warrants—Prior to the merger transaction, Former Aviza granted warrants to VantagePoint to purchase an aggregate of $20 million of Series A preferred stock at a price of $5.625 per share. These warrants were cancelled as part of the merger transaction.

        As part of the merger transaction, Aviza assumed a warrant issued by Trikon to an investor for the purchase of 101,500 shares of common stock with an exercise price of $21.55 per share. In addition, further warrants for the purchase of 15,225 shares of the common stock were issued to the placement agent. These warrants expired on October 22, 2007.

        In exchange for its continued guarantee of the Company's bank line of credit, on December 1, 2005, Aviza issued warrants to purchase 290,000 shares of common stock at $31.03 per share to VantagePoint. The warrants have a term of four years (see Note 8).

13.    EMPLOYEE BENEFIT PLANS

        Stock Option Plan—During December 2005, the Company established the Aviza Technology, Inc. 2005 Stock Plan ("the 2005 plan"), under which we may grant options to purchase up to 2,800,000 shares of common stock. Stock options may be granted to employees, directors and consultants. The number of options available under the 2005 plan is subject to annual increases pursuant to an "evergreen" provision. In addition to stock options, the 2005 plan provides for the following types of awards:

  •
  Restricted stock units

  •
  Performance share awards

  •
  Restricted stock

  •
  Stock payments

  •
  Performance based awards

  •
  Stock appreciation rights

        The term for the stock options granted under the 2005 plan vary from seven to ten years. Incentive stock options and non-qualified stock option grants under the 2005 plan must be at fair market value at the date of grant. The options generally vest over four to five years. At September 28, 2007, there are 2,277,849 options outstanding under the 2005 plan and 499,185 shares remain available for future grants under this plan. The plan is administered by our compensation committee.

        We continue to administer the 2003 Equity Incentive Plan of our subsidiary, Aviza, Inc. ("the 2003 plan"). Under the 2003 plan, we may grant options to purchase up to 1,771,227 shares of common stock to employees, directors and consultants at prices not less than the market value on the date of the grant for incentive stock options and not less than 85% of fair market value on the date of grant for non-qualified stock options. Options under the 2003 plan generally vest over four years and expire ten years from the date of grant. At September 28, 2007, 1,390,344 options were outstanding and 32,053 shares remain available for the future grants under this plan.

        In connection with the merger with Trikon on December 1, 2005, the Company assumed the Trikon common stock options outstanding under Trikon's various stock option plans at the merger date based on the exchange ratio used to convert Trikon common shares to Aviza common shares (0.29:1). Trikon had three stock option plans, the 2004 equity incentive plan, the 1991 stock option plan and the 1998 Directors plan. The 1991 stock option plan expired December 2003. No new grants are permitted under either the 1991 stock option plan or the 1998 Directors plan. The options granted by Trikon prior to the merger had vesting rights established by Trikon, and expired no later than ten years after the grant date. We administer the Trikon plans in relation to new grants allowable under the plans, the exercise of options and the termination of options under the terms of the respective plans. As of September 28, 2007, there are 534,306 options outstanding under the three pre-merger Trikon plans with 23,255 shares available for future grants.

        The following table summarizes the stock option activity under our stock option plans as of September 28, 2007, September 29, 2006 and September 30, 2005 and changes during the respective fiscal years then ended:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 24, 2004	1,218,282	$0.83	8.99	$—
Granted	601,937	1.23	—	—
Exercised	(222,854)	1.04	—	—
Forfeited	(42,921)	0.92	—	—

Outstanding at September 30, 2005	1,554,444	0.95	8.19	3,182,068
Options assumed in merger with Trikon	512,401	21.57	—	—
Granted	1,956,000	5.20	—	—
Exercised	(60,994)	0.94	—	—
Forfeited	(170,687)	19.88	—	—

Outstanding at September 29, 2006	3,791,164	5.08	7.51	4,181,950
Granted	654,500	5.66	—	—
Exercised	(95,797)	2.31	—	—
Forfeited	(147,368)	11.52	—	—

Outstanding at September 28, 2007	4,202,499	5.01	6.51	3,496,801

Options exercisable at September 28, 2007 and expected to become exercisable	3,695,903	5.01	6.51	3,418,996

Options vested and exercisable at September 28, 2007	2,343,212	$5.03	6.48	$3,146,390

        The aggregate intrinsic value represents total pre-tax intrinsic value based on the closing stock price of $3.80 and $3.45 per share at September 29, 2006 and September 28, 2007, respectively.

        As of September 28, 2007, there was $4.0 million of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized over a weighted average period of approximately 2.92 years.

        The following table details total stock-based compensation expense for the fiscal years ended September 28, 2007 and September 29, 2006 (in thousands):

	Fiscal Year Ended
	September 28, 2007	September 29, 2006
Cost of goods sold	$210	$107
Research and development	482	190
Selling, general and administrative	1,356	786

Pre-tax stock-based compensation expense	2,048	1,083
Income tax benefits	—	—

Net stock-based compensation expense	$2,048	$1,083

        The options outstanding and exercisable at September 28, 2007 were in the following exercise price ranges:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life (Years)
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Vested and Exercisable	Weighted Average Exercise Price
$0.83 – $0.83	1,103,874	6.38	$0.83	1,041,621	$0.83
$0.84 – $4.98	1,475,670	5.76	4.17	538,958	3.60
$4.99 – $5.60	890,110	8.23	5.57	411,031	5.59
$5.61 – $87.07	732,845	6.12	12.29	351,602	19.03

	4,202,499	6.51	$5.01	2,343,212	$5.03

        The weighted average fair value of options on the grant date, as determined under SFAS 123(R), granted during the fiscal years ended September 28, 2007, September 29, 2006 and September 30, 2005 was $3.04, $3.44 and $0.33 per share, respectively.

        The total intrinsic value of options exercised during the years ended September 28, 2007, September 29, 2006 and September 30, 2005 was $424,000, $175,000 and $2,000, respectively. The total cash received from employees as a result of employee stock options exercises during the years ended September 28, 2007, September 29, 2006 and September 30, 2005 was $221,000, $57,000 and $231,000, respectively.

        401(k) Plan—We maintain a 401(k) retirement savings plan for our full-time employees in North America. For the fiscal years ended September 28, 2007, September 29, 2006 and September 30, 2005, each participant in the plan could elect to contribute from 1% to 25% of his or her annual salary to the plan, subject to statutory limitations. Beginning April 1, 2006, we match employee contributions at 25% to a maximum of 3% of the employees' annual salary. During fiscal year 2007 and fiscal year 2006, the Company made matching contributions of approximately $375,000 and $126,000 respectively.

14.    INCOME TAXES

        The components of income (loss) before income taxes are as follows (in thousands):

	Fiscal Year Ended
	September 28, 2007	September 29, 2006	September 30, 2005
Domestic	$(4,212)	$(12,392)	$(12,865)
Foreign	6,223	(1,715)	(2,609)

Income (loss) before income taxes	$2,011	$(14,107)	$(15,474)

        The Company's provision for income taxes consists of the following (in thousands):

	Fiscal Year Ended
	September 28, 2007	September 29, 2006	September 30, 2005
Current income taxes:
Federal/state	$95	$—	$12
Foreign	1,533	581	527

Total current income taxes	1,628	581	539
Deferred income taxes:
Federal/state	—	—	—
Foreign	—	—	—

Provision for income taxes	$1,628	$581	$539

        The components of the Company's net deferred tax assets as of September 28, 2007, September 29, 2006 and September 30, 2005 are as follows (in thousands):

	Fiscal Year Ended
	September 28, 2007	September 29, 2006
Deferred tax assets—current:
Capitalized inventory costs	$335	$177
Other current	62	1,553
Reserves and accruals not currently deductible	11,936	9,089

Total gross deferred tax assets—current	12,333	10,819

Deferred tax assets—non-current:
Fixed assets	539	2,278
Capitalized technology	139	137
Net operating loss and tax credit carryforwards	45,832	44,924

Total gross deferred tax assets—non-current	46,510	47,339

Deferred tax liabilities—non-current:
Fixed assets	(283)	(27)
Other	—	—
Intangible amortization	—	(314)

Total gross deferred tax liabilities—non-current	(283)	(341)

Total net deferred tax assets	58,560	57,817
Less: valuation allowance	(57,435)	(57,817)

Total net deferred tax assets—non current	$1,125	$—

        Reconciliation between the tax provision computed at the statutory income tax rate of 35% and our actual effective income tax provision is as follows (in thousands):

	Fiscal Year Ended
	September 28, 2007	September 29, 2006	September 30, 2005
Tax provision at statutory rate of 35%	$704	$(4,932)	$(5,416)
State income taxes	21	(409)	(534)
Federal AMT liability	74	—	—
Research and development credits	(240)	(164)	(406)
Permanent differences	1,863	264	98
Foreign income tax and rate difference	(644)	568	548
Other	(150)	—	98
Increased valuation allowance	—	5,254	6,151

Provision for income taxes	$1,628	$581	$539

        Undistributed earnings of our foreign subsidiaries of approximately $1.5 million at September 28, 2007, are considered to be indefinitely reinvested and, accordingly, no provisions for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

        The Predecessor was acquired by Aviza Technology, Inc. on October 10, 2003. Net operating loss carry forwards and other deferred tax assets and liabilities that did not carryover have not been recognized by us. We did not acquire the deferred tax assets of ASML. As such, our deferred tax assets, deferred tax liabilities and valuation allowance as of September 28, 2007 were, therefore, entirely generated since the date of acquisition.

        The valuation allowance decreased by $382,000 and increased by $45,957,000 for the years ended September 28, 2007 and September 29, 2006, respectively. A substantial portion of the increase in valuation allowance is due to the acquisition of Trikon which had substantial net operating losses and other deferrals which were fully offset by a valuation allowance of $35,484,000 at the date of acquisition. During fiscal 2007, one of the subsidiaries we acquired in connection with the merger with Trikon generated sufficient taxable income to recognize a portion of the net deferred tax assets we acquired in the merger related to net operating loss carryforwards. Our management has previously been unable to assert that it was more likely than not that we would generate sufficient taxable income to realize the net deferred tax assets in excess of the deferred tax liabilities recorded in relation to the write-up of inventory and intangibles to fair value at December 1, 2005, the date of the consummation of the merger transaction. Accordingly, the net deferred tax assets had been previously offset by a full valuation allowance. In the absence of goodwill, under generally accepted accounting principles, the tax benefit derived from reversal of this valuation allowance must be applied first to reduce non-current intangible assets related to the merger transaction, and second to reduce income tax expense. We recognized approximately $1,023,000 of the valuation allowance attributed to net deferred tax assets relating to the net operating loss carryforwards acquired in the merger transaction during fiscal 2007 and the intangible assets acquired in the merger transaction have been reduced accordingly. The remaining net deferred tax assets continue to be offset by a full valuation allowance at September 28, 2007.

        Due to the uncertainty surrounding the realization of the tax attributes in tax returns, the Company had a full valuation allowance against its otherwise recognizable deferred tax assets. In 2007, the Company released the valuation allowance attributable to certain profitable foreign subsidiaries. Approximately $160,000 of the deferred tax assets at September 28, 2007 related to benefits of stock option deductions which, when recognized, will be accounted for as an addition to equity rather than a reduction of the provision for taxes.

        At September 28, 2007, we had approximately $56,628,000 federal, $26,104,000 state, and $76,405,000 foreign net operating loss, or NOL carryforwards, to reduce future taxable income. We also have research and development tax credit carryforwards of approximately $1,736,000 and $1,579,000 for federal and state income tax purposes, respectively. The federal NOL and credit carryforwards expire in 2011 to 2027. The state NOL carryforwards expire 2008 to 2017 and the foreign carryforwards have no expiration date. A substantial portion of the foreign NOLs are from United Kingdom losses related to Trikon which can be offset indefinitely against future profit arising from the same business.

        Our ability to use our federal and state net operating loss carry forwards and federal and state credit carryforwards to reduce future taxable income and future taxes, respectively, may be subject to restrictions attributable to equity transactions that may have resulted in a change of ownership as defined by the Internal Revenue Code Section 382. In the event we have such a change in ownership, utilization of these carryforwards could be severely restricted and could result in significant amounts of these carryforwards expiring prior to benefiting Aviza.

        In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. This interpretation is effective for the Company in the first quarter of fiscal year 2008. The Company is evaluating the impact of the adoption of this statement on the Company's consolidated financial position, results of operations or cash flows.

15.    SEGMENT, GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

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

        We operate in three geographical regions: Asia Pacific, Europe and North America. For geographical reporting, revenues are attributed to the geographical locations in which the customers' facilities are located, while long-lived assets are attributed to the geographic location in which they are located. The following details our sales and long-lived assets by geographical region (in thousands):

	Fiscal Year Ended
	September 28, 2007	September 29, 2006	September 30, 2005
Net sales:
Asia Pacific	$141,632	$103,129	$112,192
Europe	51,460	32,871	36,991
United States	38,343	24,860	22,026

Total net sales	$231,435	$160,860	$171,209

        During fiscal 2007, fiscal 2006 and fiscal 2005, net sales to Taiwan and the United States constituted 48%, 39% and 57%, and 17%, 16% and 13%, respectively, of total net sales. During fiscal 2007, net sales to Germany accounted for 10% of total net sales.

	September 28, 2007	September 29, 2006
Long-lived assets:
Asia Pacific	$115	$197
Europe	8,686	3,165
United States	22,980	21,904

Total long-lived assets	$31,781	$25,266

        During the fiscal year ended September 28, 2007, two customers accounted for 29% and 12% of total net sales, respectively. During the fiscal year ended September 29, 2006, two customers accounted for 24% and 11% of total net sales, respectively. During the fiscal year ended September 30, 2005, three customers accounted for 43%, 15% and 11% of total net sales, respectively.

16.    COMPREHENSIVE INCOME (LOSS)

        The components of comprehensive income (loss) are as follows (in thousands):

	Fiscal Year Ended
	September 28, 2007	September 29, 2006	September 30, 2005
Net income (loss)	$383	$(14,688)	$(16,013)
Currency translation adjustment	2,376	704	20

Total comprehensive net income (loss)	$2,759	$(13,984)	$(15,993)

17.    INCOME (LOSS) PER SHARE

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

	Fiscal Year Ended
	September 28, 2007	September 29, 2006	September 30, 2005
Numerator:
Net income (loss)	$383	$(14,688)	$(16,013)

Denominator:
Basic weighted average shares outstanding	18,824,561	11,209,200	379,319
Effect of potentially dilutive securities:
Stock options	781,653	—	—

Dilutive weighted average shares outstanding	19,606,214	11,209,200	379,319

Net income (loss) per share—basic	$0.02	$(1.31)	$(42.22)

Net income (loss) per share—diluted	$0.02	$(1.31)	$(42.22)

        For the fiscal years ended September 28, 2007, September 29, 2006 and September 30, 2005 we had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income (loss) per share in the periods presented, as their effect would have been anti-dilutive. The weighted average shares of common stock issuable upon conversion or exercise of such outstanding securities consist of the following:

	Fiscal Year Ended
	September 28 2007	September 29 2006	September 30, 2005
Stock options	2,550,424	3,269,779	2,413,741
Common stock warrants	406,725	943,869	3,555,600
Series B and B-1 preferred stock converted to common stock	—	1,362,205	261,874

QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

        The following table presents certain unaudited consolidated quarterly financial information for the eight quarters ended September 28, 2007. In management's opinion, this information has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere on this Form 10-K and includes all adjustments necessary to present fairly the unaudited quarterly results of operations set forth herein (in thousands, except share and per share data):

	Quarter Ended
	December 29, 2006	March 30, 2007	June 29, 2007	September 28, 2007
Fiscal year—2007
Net sales	$62,192	$61,638	$57,421	$50,184
Gross profit	18,849	18,924	18,175	15,565
Net income (loss)	1,125	1,355	509	(2,606)
Net income (loss) per share:
Basic	$0.07	$0.08	$0.02	$(0.12)
Diluted	$0.07	$0.07	$0.02	$(0.12)
Weighted average common shares:
Basic	16,150,752	17,538,955	20,763,221	20,845,315
Diluted	16,894,582	18,374,237	21,607,161	20,845,315
	Quarter Ended
	December 30, 2005	March 31, 2006	June 30, 2006	September 29, 2006
Fiscal year—2006
Net sales	$28,943	$36,241	$43,662	$52,014
Gross profit	7,135	9,191	10,746	17,240
Net loss	(4,631)	(5,312)	(3,966)	(779)
Net loss per share:
Basic	$(1.25)	$(0.52)	$(0.27)	$(0.05)
Diluted	$(1.25)	$(0.52)	$(0.27)	$(0.05)
Weighted average common shares:
Basic	3,717,898	10,305,831	14,667,980	16,145,091
Diluted	3,717,898	10,305,831	14,667,980	16,145,091

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed with the objective of providing reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As of September 28, 2007, the end of the period covered by this report, based on the evaluation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

        We are not an accelerated filer for purposes of filing this Annual Report on Form 10-K and therefore are not required to be compliant with Section 404 of the Sarbanes-Oxley act until our fiscal year ending September 26, 2008 under current regulations. We have hired an independent consulting firm in fiscal 2007 to assist us in satisfying our obligations under Section 404 with respect to our internal control over financial reporting.

        We are committed to maintaining effective internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with GAAP. As of the date of this Annual Report on Form 10-K, our management believes that our internal control over financial reporting is effective. However, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives due to its inherent limitations because internal control over financial reporting involves human diligence and compliance and is subject to lapses in judgment and breakdowns from human failures. Nonetheless, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting during our fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information

        None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        The information under the captions "Proposal One—Election of Directors," "Corporate Governance," "Committees and Meetings of our Board of Directors," "Executive Officers of the Registrant" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2008 Proxy Statement is incorporated herein by reference. There were no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

ITEM 11.    Executive Compensation

        The information under the captions "Directors' Compensation and Benefits" and "Compensation Discussion and Analysis" in our 2008 Proxy Statement is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information under the captions "Security Ownership of Certain Beneficial Owners and Management" in our 2008 Proxy Statement is incorporated herein by reference.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        The information under the caption "Certain Relationships and Related Transactions" in our 2008 Proxy Statement is incorporated herein by reference.

ITEM 14.    Principal Accountant Fees and Services

        The information under the captions "Proposal Two—Ratification of Independent Registered Public Accounting Firm" in our 2008 Proxy Statement is incorporated herein by reference.

        With the exception of the information specifically incorporated by reference in Part III of this Annual Report on Form 10-K from our 2008 Proxy Statement, our 2008 Proxy Statement shall not be deemed to be filed as part of this report. Without limiting the foregoing, the information under the captions "Compensation Committee Report" and "Audit Committee Report" in our 2008 Proxy Statement is not incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this Annual Report on Form 10-K:

        1.    The following financial statements and schedules of the Registrant are contained in Item 8 of this Annual Report on Form 10-K:

    Report of Independent Registered Public Accounting Firm

    Consolidated Balance Sheets at September 28, 2007 and September 29, 2006

    Consolidated Statements of Operations for the fiscal years ended September 28, 2007, September 29, 2006 and September 30, 2005

    Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss) for fiscal years ended September 28, 2007, September 29, 2006 and September 30, 2005

    Consolidated Statements of Cash Flows for the fiscal years ended September 28, 2007, September 29, 2006 and September 30, 2005

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
10.5	Aviza Technology, Inc. 2007 Management Bonus Plan, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant with the Commission on December 21, 2006.
10.6
Aviza Technology, Inc. Amended and Restated 2005 Stock Plan, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the registrant with the Commission on December 21, 2006.
10.7
Aviza Technology, Inc. Second Amended and Restated 2005 Stock Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on May 15, 2007.
10.8
Trikon 2004 Equity Incentive Plan, as amended to date, incorporated by reference to Appendix B to the Proxy Statement for the 2004 Annual Meeting of Stockholders filed by Trikon Technologies, Inc. with the Commission on August 2, 2004.
10.9
Amendment No. 1 to the Trikon Technologies, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the registrant with the Commission on December 21, 2006.
10.10
Amendment No. 2 to the Trikon Technologies, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the registrant with the Commission on May 15, 2007.
10.11
Aviza, Inc. Deferred Compensation Plan, effective as of January 1, 2004, incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-4 filed by the registrant with the Commission on June 24, 2005.
10.12	Aviza, Inc. 2003 Equity Incentive Plan, incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-4 filed by the registrant with the Commission on June 24, 2005.
10.13
Amendment No. 1 to the Aviza, Inc. 2003 Equity Incentive Plan, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the registrant with the Commission on December 21, 2006.

10.14	Amendment No. 2 to the Aviza, Inc. 2003 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant with the Commission on May 15, 2007.
10.15
Trikon 1998 Directors Plan, as amended to date, incorporated by reference to Exhibit 99.5 to the Registration Statement on Form S-8 filed by Trikon Technologies, Inc. with the Commission on March 5, 1999.
10.16
Trikon 1991 Stock Option Plan, as amended to date, incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by Trikon Technologies, Inc. with the Commission on March 5, 1999.
10.17
Amendment No. 4, dated as of December 1, 2005, to Credit Agreement between Bank of America, N.A. and Aviza, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on December 28, 2005.
10.18
Amendment No. 5, dated as of March 31, 2006, to Credit Agreement between Bank of America, N.A. and Aviza, Inc., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant with the Commission on April 25, 2006.
10.19
Amendment No. 6, dated as of May 1, 2006, to Credit Agreement between Bank of America, N.A. and Aviza, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on June 5, 2006.
10.20
Amendment No. 7, dated as of March 29, 2007, to Credit Agreement between Bank of America, N.A. and Aviza, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on April 4, 2007.
10.21
Loan and Security Agreement by and among Aviza Technology, Inc., Aviza, Inc., United Commercial Bank, East West Bank and Chinatrust Bank (U.S.A.), entered into as of April 13, 2007, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on April 19, 2007.
10.22
Agreement for Purchase And Sale Of Real Property and Escrow Instructions, dated as of March 16, 2006, between Aviza Technology, Inc, and KB Home South Bay Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on March 17, 2006.
10.23
Purchase Agreement and Joint and Mutual Escrow Instructions, dated as of July 9, 2007, between Aviza Technology, Inc., and Morley Bros., LLC., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on July 13, 2007.
10.24
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
10.26
Employment Agreement, dated as of December 1, 2005, between Aviza Technology, Inc. and Patrick C. O'Connor, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant with the Commission on April 7, 2006.

10.27
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

December 13, 2007

AVIZA TECHNOLOGY, INC.
By:	/s/ PATRICK C. O'CONNOR Patrick C. O'Connor Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Jerauld J. Cutini and Patrick C. O'Connor, and each of them, with full power to act without the other, such person's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on 10-K, and any and all amendments thereto (including post-effective amendments), and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JERAULD J. CUTINI Jerauld J. Cutini	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	December 13, 2007
/s/ PATRICK C. O'CONNOR Patrick C. O'Connor	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 13, 2007
/s/ ROBERT R. ANDERSON Robert R. Anderson	Director	December 13, 2007
/s/ C. RICHARD NEELY C. Richard Neely	Director	December 13, 2007
/s/ WILLIAM J. HARDING William J. Harding	Director	December 13, 2007
/s/ RICHARD M. CONN Richard M. Conn	Director	December 13, 2007
/s/ KLAUS C. WIEMER Klaus C. Wiemer	Director	December 13, 2007
/s/ DANA C. DITMORE Dana C. Ditmore	Director	December 13, 2007
/s/ BORIS LIPKIN Boris Lipkin	Director	December 13, 2007

SCHEDULE II

Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to Costs and Expense	Deductions	Balance At End of Period
	(in thousands)
Fiscal Year 2007
Allowance for Doubtful Accounts	$262	$(84)	$—	$178
Fiscal Year 2006
Allowance for Doubtful Accounts	$564	$(302)	$—	$262
Fiscal Year 2005
Allowance for Doubtful Accounts	$1,016	$(452)	$—	$564

EXHIBIT INDEX

Exhibit Number	Description
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
10.5	Aviza Technology, Inc. 2007 Management Bonus Plan, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant with the Commission on December 21, 2006.
10.6
Aviza Technology, Inc. Amended and Restated 2005 Stock Plan, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the registrant with the Commission on December 21, 2006.
10.7
Aviza Technology, Inc. Second Amended and Restated 2005 Stock Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on May 15, 2007.
10.8
Trikon 2004 Equity Incentive Plan, as amended to date, incorporated by reference to Appendix B to the Proxy Statement for the 2004 Annual Meeting of Stockholders filed by Trikon Technologies, Inc. with the Commission on August 2, 2004.

10.9
Amendment No. 1 to the Trikon Technologies, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the registrant with the Commission on December 21, 2006.
10.10
Amendment No. 2 to the Trikon Technologies, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the registrant with the Commission on May 15, 2007.
10.11
Aviza, Inc. Deferred Compensation Plan, effective as of January 1, 2004, incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-4 filed by the registrant with the Commission on June 24, 2005.
10.12	Aviza, Inc. 2003 Equity Incentive Plan, incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-4 filed by the registrant with the Commission on June 24, 2005.
10.13
Amendment No. 1 to the Aviza, Inc. 2003 Equity Incentive Plan, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the registrant with the Commission on December 21, 2006.
10.14	Amendment No. 2 to the Aviza, Inc. 2003 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant with the Commission on May 15, 2007.
10.15
Trikon 1998 Directors Plan, as amended to date, incorporated by reference to Exhibit 99.5 to the Registration Statement on Form S-8 filed by Trikon Technologies, Inc. with the Commission on March 5, 1999.
10.16
Trikon 1991 Stock Option Plan, as amended to date, incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by Trikon Technologies, Inc. with the Commission on March 5, 1999.
10.17
Amendment No. 4, dated as of December 1, 2005, to Credit Agreement between Bank of America, N.A. and Aviza, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on December 28, 2005.
10.18
Amendment No. 5, dated as of March 31, 2006, to Credit Agreement between Bank of America, N.A. and Aviza, Inc., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant with the Commission on April 25, 2006.
10.19
Amendment No. 6, dated as of May 1, 2006, to Credit Agreement between Bank of America, N.A. and Aviza, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on June 5, 2006.
10.20
Amendment No. 7, dated as of March 29, 2007, to Credit Agreement between Bank of America, N.A. and Aviza, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on April 4, 2007.
10.21
Loan and Security Agreement by and among Aviza Technology, Inc., Aviza, Inc., United Commercial Bank, East West Bank and Chinatrust Bank (U.S.A.), entered into as of April 13, 2007, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on April 19, 2007.

10.22
Agreement for Purchase And Sale Of Real Property and Escrow Instructions, dated as of March 16, 2006, between Aviza Technology, Inc, and KB Home South Bay Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on March 17, 2006.
10.23
Purchase Agreement and Joint and Mutual Escrow Instructions, dated as of July 9, 2007, between Aviza Technology, Inc., and Morley Bros., LLC., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on July 13, 2007.
10.24
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
10.26
Employment Agreement, dated as of December 1, 2005, between Aviza Technology, Inc. and Patrick C. O'Connor, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant with the Commission on April 7, 2006.
10.27
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

QuickLinks

AVIZA TECHNOLOGY, INC. FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 2007 TABLE OF CONTENTS
Cautionary Statement Regarding Forward-Looking Statements
PART I
  ITEM 1. Business
  ITEM 1A. Risk Factors
  ITEM 1B. Unresolved Staff Comments
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
  ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  ITEM 6. Selected Financial Data
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 8. Financial Statements and Supplementary Data
AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except par amounts and number of shares)
AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share amounts)
AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS) (In thousands, except share amounts)
AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  ITEM 9A. Controls and Procedures
  ITEM 9B. Other Information
PART III
  ITEM 10. Directors, Executive Officers and Corporate Governance
  ITEM 11. Executive Compensation
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  ITEM 13. Certain Relationships and Related Transactions, and Director Independence
  ITEM 14. Principal Accountant Fees and Services
PART IV
  ITEM 15. Exhibits and Financial Statement Schedules
SIGNATURES
POWER OF ATTORNEY
SCHEDULE II Valuation and Qualifying Accounts
EXHIBIT INDEX