Form 10-Q
period 2007-12-28
Aviza Technology, Inc.
filed 2008-02-11
CIK 1311396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2007

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

As of February 6, 2008, the registrant had 21,856,473 shares of its common stock, par value $0.0001 per share, outstanding.

Aviza Technology, Inc.

ITEM 1. FINANCIAL STATEMENTS

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par amounts and number of shares)

(unaudited)

	December 28,	September 28,
	2007	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,193	$23,087
Accounts receivable, net of allowance of $293 and $178, respectively	34,468	37,202
Inventory	50,496	45,529
Prepaid expenses and other current assets	6,365	5,317
Total current assets	111,522	111,135

PROPERTY, PLANT AND EQUIPMENT—net	31,297	31,781
INTANGIBLE ASSETS—net	4,996	3,333
OTHER ASSETS	1,650	1,831
TOTAL	$149,465	$148,080

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short term borrowings and current portion of notes payable	$26,028	$15,043
Accounts payable	22,369	22,536
Warranty liability	9,805	11,222
Accrued liabilities	12,446	13,391
Total current liabilities	70,648	62,192
NOTES PAYABLE—Long term	13,841	14,490
OTHER LIABILITIES - Long term	175	—
Total liabilities	84,664	76,682

COMMITMENTS AND CONTINGENCIES (Notes 7 and 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value - 5,000,000 shares authorized; none outstanding	—	—
Common stock, $0.0001 par value—100,000,000 shares authorized; 21,856,473 and 20,846,549 shares issued and outstanding at December 28, 2007 and September 28, 2007, respectively	2	2
Additional paid-in capital	120,767	118,400
Accumulated deficit	(58,494)	(49,974)
Accumulated other comprehensive income	2,526	2,970
Total stockholders’ equity	64,801	71,398
TOTAL	$149,465	$148,080

The accompanying notes are an integral part of these consolidated financial statements.

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Quarter Ended
	December 28,	December 29,
	2007	2006

NET SALES	$34,014	$62,192
COST OF GOODS SOLD	24,283	43,343

GROSS PROFIT	9,731	18,849

OPERATING EXPENSES:
Research and development	8,039	7,703
Selling, general and administrative	9,574	8,408

Total operating expenses	17,613	16,111
INCOME(LOSS) FROM OPERATIONS	(7,882)	2,738

OTHER INCOME (EXPENSE):
Interest income	52	27
Interest expense	(412)	(1,251)
Other income (expense) - net	20	12

Total other expense - net	(340)	(1,212)

INCOME(LOSS) BEFORE INCOME TAXES	(8,222)	1,526
PROVISION FOR INCOME TAXES	298	401

NET INCOME(LOSS)	$(8,520)	$1,125

Net income(loss) per share:
Basic	$(0.40)	$0.07
Diluted	$(0.40)	$0.07
Weighted average common shares:
Basic	21,060,009	16,150,752
Diluted	21,060,009	16,894,582

The accompanying notes are an integral part of these consolidated financial statements.

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended
	December 28,	December 29,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$(8,520)	$1,125
Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities:
Depreciation	1,430	924
Amortization	133	514
Fair value of common stock issued for prototype materials	125	—
Stock-based compensation	528	437
Gain on disposal of equipment	(303)	—
Provision for allowance for doubtful accounts	115	67
Tax benefit from use of acquired net operating losses	—	150
Changes in assets and liabilities:
Accounts receivable	2,317	(3,859)
Inventory	(5,360)	2,447
Prepaid expenses and other assets	(163)	(526)
Accounts payable	399	(3,567)
Warranty liability	(1,384)	1,218
Accrued liabilities	(768)	1,697
Net cash (used in) provided by operating activities	(11,451)	627

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,464)	(1,279)
Purchase of technology license	(48)	—
Proceeds from sale of equipment	324	—
Net cash used in investing activities	(1,188)	(1,279)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from credit lines	10,275	6,150
Proceeds from the issuance of common stock	9	—
Payments on mortgage loan	(83)	(70)
Payments on other borrowings	(256)	(356)
Payments on equipment loan	(311)	—
Payments on capital lease obligations	(70)	(63)
Net cash provided by financing activities	9,564	5,661
Effect of exchange rates on foreign cash balances	181	(194)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,894)	4,815
CASH AND CASH EQUIVALENTS:
Beginning of period	23,087	10,722
End of period	$20,193	$15,537
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$354	$875
Income taxes paid	$235	$180
Noncash investing and financing activities:
Notes payable issued for services to be rendered	$784	$1,737
Fair value of common stock issued in the acquisition of technology license	$1,715	$—
Property and equipment purchases included in accounts payable at end of period	$6	$139
Equipment acquired under capital lease	$—	$715

The accompanying notes are an integral part of these consolidated financial statements

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 28, 2007
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included.  Our operating results for the quarter ended December 28, 2007 are not necessarily indicative of the results that may be expected for future quarters and the fiscal year ending September 26, 2008.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended September 28, 2007, which are included in our Annual Report on Form 10-K and the risk factors contained herein and therein.

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

Aviza Technology Inc.’s (the “Company” or “Aviza”) current fiscal year will end on September 26, 2008 and includes 52 weeks. We close our fiscal quarters on the last Friday of December, March, June and September.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.  Recent Accounting Pronouncements

During the quarter ended December 28, 2007 the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 141 (revised 2007), Business Combinations (“FASB 141R”).  FASB 141R changes the accounting for the acquisition of a business in fiscal years beginning after December 15, 2008.  When effective, FASB 141R will replace existing FASB 141 in its entirety.   FASB 141R will apply to a broad range of transactions, provides for new measurement and recognition requirements and provides new disclosure requirements for certain elements of an acquisition.  FASB 141R will apply prospectively to business combinations with an acquisition date on or after the first annual reporting period beginning after December 15, 2008.  Both early adoption and retrospective applications are prohibited.

3.  Balance Sheet Details

	December 28,	September 28,
	2007	2007
	(in thousands)

Inventory:
Raw materials	$30,977	$28,667
Work-in-process	13,823	13,692
Finished goods and evaluation systems	5,696	3,170
Total	$50,496	$45,529

Prepaid expenses and other current assets:
Insurance	$839	$96
Deferred installation costs	427	385
Taxes	2,895	2,621
Other	2,204	2,215
Total	$6,365	$5,317

Property, plant and equipment - net:
Land	$1,839	$1,839
Buildings and improvements	12,203	12,198
Machinery and equipment	20,523	18,659
Office furnishings, fixtures and equipment	6,533	6,564
Construction in process	2,631	3,820
Total	43,729	43,080
Accumulated depreciation	(12,432)	(11,299)
Property, plant and equipment	$31,297	$31,781

Accrued liabilities:
Accrued payroll and payroll taxes	$5,492	$5,660
Deferred revenue	630	1,076
Other taxes payable	3,078	3,557
Other	3,246	3,098
Total	$12,446	$13,391

4.  Stock-Based Compensation

Effective October 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards, or SFAS,  No. 123(R), Share-Based Payment, or SFAS 123(R).  SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period.  The measurement of stock-based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk-free interest rate and award cancellation rate.  The input factors used in the valuation model are based on subjective future expectations combined with management judgment.  If there is a difference between the assumptions used in determining stock-based compensation costs and the actual factors, which become known over time, we may change future input factors used in determining stock-based compensation costs.  These changes may materially impact our results of operations in the periods over which such costs are expensed.

We adopted the modified prospective application method as provided by SFAS 123(R).  Under this method, SFAS 123(R) was applied to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service had not been rendered, such as unvested stock options, that were outstanding as of the date of adoption are being recognized as the remaining requisite services are rendered.  The compensation cost relating to unvested awards at the date of adoption was based on the grant-date fair value for those awards granted after June 24, 2005, the date of the Company’s initial filing of a Form S-4 registration statement relating to our merger transaction with Trikon Technologies Inc., and based on the intrinsic values as previously recorded under Accounting Principles Board, or APB, Opinion No. 25 for awards granted prior to that date.

The fair value of each option is estimated at the date of grant using the Black-Scholes option valuation model.  We estimate the expected stock price volatility and expected life at our options based on historical data and representative peer group data.  We use historical data to estimate forfeiture rates.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield with similar expected life.

Under our stock option plans, we may grant options to purchase up to a maximum of 6,644,000 shares of common stock, including outstanding options to employees, directors and consultants at a price not less than the fair market value on the date of the grant. These options generally vest over three to five years and generally expire seven to ten years from the date of the grant.

We recognized stock-based compensation expense of $528,000 and $437,000 during the quarters ended December 28, 2007 and December 29, 2006, respectively.  Due to uncertainty surrounding the realization of the income tax benefit related to stock based compensation expense, there is no related income tax benefit recognized in the consolidated statements of operations for the quarters ended December 28, 2007 and December 29, 2006, respectively, as a full valuation allowance has been provided against the deferred tax asset.

The fair value of our stock options granted in the quarters ended December 28, 2007 and December 29, 2006 was estimated at the date of grant using the following weighted average assumptions:

	Quarter Ended
	December 28,	December 29,
	2007	2006
Expected life (years)	4.8	4.8
Risk-free interest rate	3.4%	4.6%
Stock price volatility	53.5%	64.6%
Dividend yield	0.0%	0.0%

The following table summarizes our stock option activity under the stock plans during the quarter ended December 28, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Values

Outstanding at September 28, 2007	4,202,499	$5.01	6.51	$3,496,801
Granted	410,000	1.78
Exercised	(9,924)	0.95
Forfeited	(35,932)	12.78
Outstanding at December 28, 2007	4,566,643	4.66	6.27	1,266,487

Options vested and expected to vest at at December 28, 2007	4,013,236	4.69	6.26	1,249,056

Options vested at December 28, 2007	2,582,177	4.86	6.18	1,200,444

The aggregate intrinsic value represents total pre-tax intrinsic value based on the closing stock price of $1.81 and $3.45 per share at December 28, 2007 and September 28, 2007 respectively.

As of December 28, 2007, there was $3.8 million of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures.  The cost is expected to be recognized over a weighted average period of approximately 3.2 years.

The following table details total stock-based compensation expense for the quarters ended December 28, 2007 and December 29, 2006:

	Quarter Ended
	December 28, 2007	December 29, 2006
	(in thousands)

Cost of goods sold	$51	$49
Research and development	122	114
Selling, general and administrative	355	274

Pre-tax stock-based compensation expense	528	437
Income tax benefits	—	—

Stock-based compensation expense	$528	$437

The options outstanding and vested at December 28, 2007 were in the following exercise price ranges:

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Vested and Exercisable	Weighted Average Exercise Price

$ 0.83 - $0.83	1,099,071	6.13	$0.83	1,089,182	$0.83
$ 0.84 -$4.98	1,859,132	5.78	3.65	625,738	3.66
$ 4.99 - $5.60	890,110	7.88	5.57	476,976	5.58
$ 5.61 - $87.07	718,330	5.77	12.02	390,281	17.14
$ 0.83 - $87.07	4,566,643	6.27	4.66	2,582,177	4.86

The weighted average fair value of options on the grant date, as determined under SFAS 123(R), granted during the quarters ended December 28, 2007 and December 29, 2006 was $0.87 and $2.62 per share, respectively.

The total intrinsic value of options exercised during the quarters ended December 28, 2007 and December 29, 2006, was $14,000 and $0, respectively. The total cash received from employees as a result of employee stock options exercises during the quarters ended December 28, 2007 and December 29, 2006 was $9,000 and $0, respectively.

5.  Borrowing Facilities

Borrowings consist of the following (in thousands):

	December 28,	September 28,
	2007	2007

Bank loan (revolving line of credit)	$23,212	$12,937
Equipment note payable	3,292	3,603
Mortgage note payable	11,701	11,785
Other notes payable	1,100	572
Capital lease obligations	564	636
Total	39,869	29,533
Less: short-term borrowings and current portion	26,028	15,043
Long term portion	$13,841	$14,490

6.  Intangible Assets

During the quarter ended December 28, 2007, we acquired prototype materials and a license to certain technology in exchange for 1,000,000 shares of our common stock and potential future royalty payments based on net revenue generated from future sales of products developed utilizing the technology. A summary of the total consideration given at closing is as follows (in thousands):

Issuance of common stock (1,000,000 shares at $1.83 per share)	$1,830
Direct acquisition costs	58
Total consideration	$1,888

The price per share used for valuation purposes was the closing price per common share per the NASDAQ Global Market on December 7, 2007, the date the shares were transferred.  Direct acquisition costs represent legal costs and use tax liability accrued on the transaction.

The total consideration issued in the transaction was allocated based on the estimated fair values of the assets acquired as of the closing date.  The allocation is as follows (in thousands):

License	$1,763
Prototype materials	125
Total consideration	$1,888

The prototype materials were expensed as research and development costs during the quarter ended December 28, 2007.  The cost of the license will be amortized over a 10-year useful life commencing January 2008.

Intangible assets are recorded at cost, net of accumulated amortization, and are amortized over their estimated useful lives using the straight-line method.   At December 28, 2007 and September 29, 2007 our intangible assets consisted of licenses which we have acquired. The estimated useful lives of the licenses are ten years.

We evaluate intangible assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.

Amortization expense relating to all intangible assets was $100,000 and $128,000 for the quarters ended December 28, 2007 and December 29, 2006.  Based on the intangible assets recorded at December 28, 2007, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining amortization expense is expected to be as follows (in thousands):

September 26, 2008 (remaining 9 months)	$432
September 25, 2009	576
September 24, 2010	576
September 30, 2011	576
September 28, 2012	576
Thereafter	2,260
Total	$4,996

7.  Warranty and Guarantees

Warranty—We accrue for the estimated cost of the warranty on our systems, which includes the cost of the labor and parts necessary to repair systems during the warranty period. The amounts recorded in the warranty accrual are estimated based on actual historical costs incurred and on estimated probable future expenses related to current sales. The warranty accrual is adjusted over the warranty period based on actual cost incurred. Systems typically have warranty periods ranging from one to three years. The components of the warranty accrual are as follows:

	Quarter Ended
	December 28,	December 29,
	2007	2006

Beginning warranty accrual	$11,222	$10,816
Additional accruals for new shipments	625	3,040
Warranty costs incurred	(2,042)	(1,839)
Expiration and change in liability for pre-existing warranties during the period	—	82
Ending warranty accrual	$9,805	$12,099

Guarantees—In addition to product warranties, we, from time to time, in the normal course of business, indemnify certain customers against third-party claims that our products, when used for their intended purposes, infringe the intellectual property rights of such third party or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, we have never made payments under these obligations and no liabilities have been recorded for these obligations on the balance sheet at December 28, 2007 and September 28, 2007, respectively.

8.  Income Taxes

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

We recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and any ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, if were to determine that we would not be able to realize all or part of a net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  We have recorded a 100% valuation allowance against our domestic and United Kingdom net deferred tax assets, due to the uncertainty regarding future taxable income.

Income tax expense primarily relates to our foreign operations as we continue to incur losses from domestic operations.  We recorded income tax expense of $298,000 and $401,000 for the three months ended December 28, 2007 and December 29, 2006, respectively.

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, an interpretation of FASB Statement No. 109, or SFAS 109, on September 29, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of September 29, 2007, we had approximately $3.5 million of unrecognized tax benefits, $2.1 million of which would affect our effective tax rate if recognized and $1.4 million would be offset by valuation allowance.  At December 28, 2007, we had $3.6 million of unrecognized tax benefits.

In addition, we recognized interest and penalties related to uncertain tax positions in income tax expense. At the adoption date of September 29, 2007, we had approximately $124,000 of accrued interest and penalties for uncertain tax positions primarily from our foreign operations. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to December 26, 2008.

At September 29, 2007, we had approximately $56.6 million and $8.3 million of federal and California net operating loss carryforwards, respectively. We and our subsidiaries have had multiple ownership changes, as defined by Section 382 of the Internal Revenue Code, or IRC, due to significant stock transactions in previous years that will limit the future realization of its net operating loss carryforwards. Section 382 will result in the forfeiture of approximately $24.6 million of net operating loss carryforwards for federal income tax purposes. The net operating loss carryforwards begin to expire in 2014 for federal and 2013 for California income tax purposes.

As of September 29, 2007, we had federal and California research and development tax credit carryforwards of approximately $1.7 million and $1.6 million, respectively.  Due to Section 382 ownership changes under IRC Section 383, $1.1 million of the federal research tax credit carryforwards will be subject to forfeiture.  Federal research and development tax credit carryforwards will expire beginning in fiscal 2011.  California research and development tax credits will carry forward indefinitely.

9.  Commitments and Contingencies

On April 11, 2006, IPS, Ltd. filed a lawsuit against us in the United States District Court for the Central District of California. The complaint alleges that we improperly used IPS’s confidential information to develop our Celsior single-wafer processing type atomic layer deposition technology. The complaint is for unspecified monetary damages, injunctive relief and an order rescinding the settlement and distributor agreements that we and IPS entered into in May 2004 in settlement of a prior lawsuit that IPS filed against ASML U.S., Inc. and us in March 2004 relating to assets that we acquired from ASML in October 2003. In May 2007, we successfully moved the dispute to arbitration. Discovery commenced in June 2007. The arbitration hearing is currently scheduled for October 2008. We intend to contest the lawsuit vigorously. We do not believe that the outcome of this lawsuit will have a material impact on our business, financial condition or results of operations.

Prior to our merger transaction with Trikon Technologies, Inc., Trikon was a party to an employment lawsuit in France. On March 10, 2004, Dr. Jihad Kiwan departed Trikon as Director and Chief Executive Officer. On March 29, 2004 and April 2, 2004, Trikon received letters from a United Kingdom law firm and from a French law firm, respectively, on behalf of Dr. Kiwan, detailing certain monetary claims for severance amounts due to Dr. Kiwan with respect to his employment with Trikon. On April 28, 2004, Dr. Kiwan filed a lawsuit in France and on June 10, 2004, filed similar proceedings in the United Kingdom. Dr. Kiwan has subsequently withdrawn the proceedings in the United Kingdom.  On January 7, 2008, the French Commercial Court in Grenoble rejected certain of Dr. Kiwan’s claims but ordered us to pay monetary awards with respect to certain other of Dr. Kiwan’s claims. We intend to appeal the decision and do not believe that the outcome of the dispute will have a material impact on our business, financial condition or results of operations.

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

10.  Major Customers

During the quarter ended December 28, 2007 three customers accounted for 17%, 12% and 12% of total net sales, respectively. During the quarter ended December 29, 2006, one customer accounted for 42% of total net sales.

11.  Comprehensive Income(Loss)

The components of comprehensive income(loss) are as follows:

	Quarter Ended
	December 28,	December 29,
	2007	2006
Net income(loss)	$(8,520)	$1,125
Currency translation adjustment	(444)	1,006
Total comprehensive (loss) income	$(8,964)	$2,131

12.  Net Income(Loss) Per Share

Basic income(loss) per share has been computed based upon the weighted average number of common shares outstanding for the periods presented.  Diluted income(loss) per share is calculated as though all potentially dilutive shares were outstanding during the period, based upon the application of the treasury stock method.

The following details the calculation of the net income(loss) per share for the periods presented (in thousands, except share and per share data):

	Quarter Ended
	December 28,	December 29,
	2007	2006

Numerator:
Net income(loss)	$(8,520)	$1,125

Denominator:
Basic weighted average shares outstanding	21,060,009	16,150,752
Effect of potentially dilutive securities:
Stock options	—	743,830

Dilutive weighted average shares outstanding	21,060,009	16,894,582

Net income(loss) per share - basic	$(0.40)	$0.07

Net income(loss) per share - diluted	$(0.40)	$0.07

For the quarters ended December 28, 2007 and December 29, 2006, we had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income(loss) per share in the periods presented as their effect would have been anti-dilutive.  The weighted average shares of common stock issuable upon conversion or exercise of such outstanding securities consist of the following:

	Quarter Ended
	December 28,	December 29,
	2007	2006

Stock options	4,293,767	2,361,347
Common stock warrants	320,785	406,725

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

Our customer base is geographically diverse and includes both integrated device manufacturers and foundry-based manufacturers. We have a broad installed base, with approximately 2,500 systems in active operation for which we are providing ongoing parts and services worldwide. We sell our systems globally primarily through a direct sales force and in some instances through local independent sales representatives.  For the quarter ended December 28, 2007, three customers, Qimonda AG, WIN Semiconductors Corp. and STMicroelectronics accounted for 17%, 12% and 12% of our net sales, respectively, and approximately 74% of our net sales were attributable to our top ten customers.  For the fiscal year ended September 28, 2007, two customers, Inotera Memories, Inc. and Nanya Technology Corp., accounted for 29% and 12% of our net sales, respectively, and approximately 67% of our net sales in fiscal 2007 were attributable to our top ten customers. For the fiscal year ended September 29, 2006, two customers, Winbond Electronics Corp. and Inotera Memories, Inc., accounted for 24% and 11% of our net sales, respectively, and approximately 74% of our net sales in fiscal 2006 were attributable to our top ten customers.  Our largest customers may vary from year to year depending upon, among other things, the customer’s annual budget for capital expenditures, plans for new fabrication facilities and expansions and new system introductions by us. We expect sales of our systems to relatively few customers will continue to account for a high percentage of net sales during future periods.

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

We believe that the following critical accounting policies affect our more significant judgments used in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 104 and Emerging Issues Task Force No. 00-21 (“EITF 00-21”). These accounting standards require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria for items (3) and (4) above is based on our judgment regarding the fixed nature of the amounts charged for the systems delivered and the collectability of those amounts.

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

Inventory Valuation

We assess the recoverability of our inventory at the end of each quarter based on assumptions about customer demand and market conditions. Obsolete inventory or inventory in excess of our estimated usage is written down to its estimated market value less costs to sell. The inventory write-downs are recorded as an inventory valuation allowance established on the basis of obsolete inventory or specifically identified inventory in excess of established usage. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our systems and technological obsolescence of our systems. If actual market conditions are less favorable than our projections, we may be required to write down additional inventory. However, if market conditions become favorable, we may have the opportunity to sell the written-down inventory at a favorable margin.

Warranty

We accrue for the estimated cost of the warranty on our systems as cost of goods sold, which includes the cost of the labor and parts necessary to repair systems during the warranty period. The amounts recorded in the warranty accrual are estimated based on actual historical expenses incurred and on estimated probable future expenses related to our current sales. The cost of warranty service is generally incurred ratably over the warranty period. Our systems typically have warranty periods ranging from one to three years. Our actual warranty costs in the future may vary from our historical warranty costs, which could result in adjustments to our warranty reserves in future periods.

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

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, an interpretation of FASB Statement No. 109, or SFAS 109, on September 29, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits.

Stock-Based Compensation

Effective October 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, or SFAS 123(R). SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The measurement of stock-based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as the expected term of the award, stock price volatility, dividend rate, risk-free interest rate and award cancellation rate.  The input factors used in the valuation model are based on subjective future expectations combined with management judgment.  If there is a difference between the assumptions used in determining stock-based compensation costs and the actual factors, which become known over time, we may change future input factors used in determining stock-based compensation costs.  These changes may materially impact our results of operations in the period such changes are made.  We previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB Opinion No. 25, and related Interpretations and provided the pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123.

We adopted the modified prospective application method as provided by SFAS 123(R). Under this method, SFAS 123(R) was applied to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service had not been rendered, such as unvested stock options, that were outstanding as of the date of adoption are being recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards on the date of adoption was based on the grant-date fair value for those awards granted after June 24, 2005, the date of our initial filing of our Form S-4 registration statement relating to our merger transaction with Trikon, and based on the intrinsic values as previously recorded under APB Opinion No. 25 for awards granted prior to that date.

The fair value of each option is estimated at the date of grant using the Black-Scholes option valuation model.  We estimate the expected stock price volatility and expected life of our options based on historical data and representative peer group data.  We use historical data to estimate forfeiture rates.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield with similar expected life.

Results of Operations

The information in the table below presents our statements of operations data as a percentage of net sales for the quarters ended December 28, 2007 and December 29, 2006.

	Quarter Ended
	December 28,	December 29,
	2007	2006

Net sales	100%	100%
Cost of goods sold	71%	70%
Gross margin	29%	30%

Operating expenses:
Research and development	24%	12%
Selling, general and administrative	28%	14%
Total operating expenses	52%	26%
Income(loss) from operations	(23)%	4%
Other income (expense):
Interest income	0%	0%
Interest expense	(1)%	(2)%
Other income (expense), net	0%	0%
Total other expense - net	(1)%	(2)%
Income(loss) before income taxes	(24)%	2%
Provision for income taxes	1%	0%
Net income(loss)	(25)%	2%

Net Sales

	Quarter Ended
	December 28,	December 29,
	2007	2006
	(in thousands)
Net sales	$34,014	$62,192

Net sales for the quarter ended December 28, 2007 decreased by $28.2 million, or 45%, from the quarter ended December 29, 2006.  The decrease was due primarily to the following:

•                  An approximate $25.4 million decrease in net sales related to our deposition and thermal processing systems.  Sales recognized on shipment decreased by approximately $22.0 million.  Overall unit shipments of our deposition and thermal processing systems decreased by 76% during the quarter ended December 28, 2007 from the quarter ended December 29, 2006.  Net sales recognized upon customer acceptance of our systems decreased by approximately $2.5 million due to fewer RVP-300plus system acceptances.  Service and spare parts sales during the quarter ended December 28, 2007 decreased by approximately 9% from the quarter ended December 29, 2006.  The decline in net sales related to our deposition and thermal processing systems was attributable to the slowdown in demand and timing of orders from our DRAM customers.  We currently anticipate that the current softness in the DRAM market will continue.

•                  An approximate $2.8 million decrease in net sales of PVD, Etch and CVD systems due primarily to fewer unit shipments of our PVD systems during the quarter ended December 28, 2007.

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

	Quarter Ended
	December 28,	December 29,
	2007	2006
	(dollars in thousands)
Gross profit	$9,731	$18,849
Gross margin	29%	30%

The decrease in gross margin of 1% during the quarter ended December 28, 2007 as compared to the quarter ended December 29, 2006 was primarily the result of lower manufacturing and service cost absorption due to fewer systems manufactured and shipped during the quarter ended December 29, 2007 and the impact on installation and warranty service demand of lower shipments during the six months ended December 29, 2007.  Partially offsetting the impact of lower manufacturing and service absorption for the quarter were gross margin improvements on our RVP-300plus systems due to higher average selling prices and improved product mix, due to a higher proportion of net sales relating to PVD, Etch and CVD system shipments and spares and services sales.

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

	Quarter Ended
	December 28,	December 29,
	2007	2006
	(dollars in thousands)
Research and development	$8,039	$7,703
Percent of total revenue	24%	12%

The increase in research and development costs of approximately $0.3 million, or 4%, during the quarter ended December 28, 2007 over the quarter ended December 29, 2006 was due primarily to the following:

•                  During the quarter ended December 29, 2006, we received government grants of approximately $0.9 million, which partially offset costs associated with a next-generation product development project.  There were no similar grant offsets for the quarter ended December 28, 2007.

•                  Increased depreciation expense of approximately $0.4 million related primarily to equipment installed in our development and demonstration laboratories.

•                  Lower prototype material and supplies cost of $1.0 million which partially offset the increases.

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

	Quarter Ended
	December 28,	December 29,
	2007	2006
	(dollars in thousands)
Selling, general and administrative	$9,574	$8,408
Percent of total revenue	28%	14%

The increase in selling, general and administrative expense of $1.2 million, or 14%, in the quarter ended December 29, 2007 as compared to the quarter ended December 29, 2006 was primarily due to an increase of approximately $1.2 million in legal and accounting costs and a $0.2 million increase in costs related to our international infrastructure.  Lower export and licensing fees of $0.4 million partially offset these increases.

Interest Expense

	Quarter Ended
	December 28,	December 29,
	2007	2006
	(dollars in thousands)
Interest expense	$412	$1,251
Percent of total revenue	1%	2%

Our interest expense for the quarters ended December 28, 2007 and December 29, 2006 consisted primarily of interest incurred on our revolving line of credit, equipment term loan and commercial real estate loan.  In addition, amortization of debt issuance costs impacted both quarters.  During the quarter ended December 29, 2006, interest expense included the amortization of the fair value of warrants issued to affiliates of VantagePoint Venture Partners, or VantagePoint, in consideration of VantagePoint’s agreement to guarantee a portion of our prior revolving line of credit.  During April 2007, we entered into a new financing agreement that did not require further guarantees.  Unamortized debt issuance costs and warrant amortization related to the prior financing agreements were written off when our new financing was closed.

Aggregate borrowings under our current revolving line of credit, equipment term loan and commercial real estate loan were $38.2 million at December 28, 2007.  Aggregate borrowings under the prior credit facility were $40.8 million at December 29, 2006.

During the quarter ended December 28, 2007, interest expense decreased by $0.8 million from the quarter ended December 29, 2006 due to a combination of lower average borrowings, lower average interest rates and lower debt issuance cost amortization.  In addition, warrant amortization totaled $0.3 million during the quarter ended December 29, 2006.

Income Taxes

Because we have incurred significant operating losses during prior periods, no material federal or state income taxes have been recorded. We recorded income taxes relating to certain profitable international subsidiaries and provided a full valuation allowance on our net tax benefits generated in all other jurisdictions during the respective periods.

Liquidity and Capital Resources

At December 28, 2007, our cash and cash equivalents were $20.2 million as compared to $23.1 million at September 28, 2007.  This $2.9 million decrease in cash and cash equivalents is primarily attributable to cash used to fund operations during the quarter ended December 28, 2007, which was partially offset by increased borrowings under our revolving line of credit.

We currently anticipate that the current softness in the DRAM market will continue, but we anticipate that our existing cash balances and available borrowings under our credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months.  However, we may choose to raise additional capital from the sale of debt or equity securities or from other sources in order to support our operations and expansion plans.   We may not be able to obtain any additional capital on acceptable terms, if at all.

Cash Flows from Operating Activities

Operating activities used $11.5 million of the cash in the quarter ended December 28, 2007.  Cash was used to fund losses for the quarter of approximately $8.5 million, which were partially offset by non-cash income/expense adjustments primarily depreciation, amortization, stock based compensation, bad debt expense and gain on the disposal of equipment aggregating approximately $2.0 million.  Within changes in operating assets and liabilities, changes in accounts receivables provided $2.3 million in cash for the quarter primarily due to the fact that we shipped fewer systems in the quarter ending December 28, 2007.  Changes in inventory used $5.4 million in the quarter to support our PVD, Etch and CVD product lines, international service support buildup and an ALD market penetration in Japan. Changes in accounts payable provided $0.4 million of cash for the quarter.  Cash was used to fund reductions in our warranty liability of $1.4 million due to lower shipments and installations during the quarter, accrued liabilities of $0.7 million and an increase in prepaid expenses and other assets of $0.2 million.

Cash Flows from Investing Activities

Cash used in investing activities for the quarter ended December 28, 2007 was $1.2 million. Investing activities during the quarter consisted primarily of purchasing equipment to be used in our development and demonstration laboratories.

Cash Flows from Financing Activities

Net cash generated by financing activities for the quarter ended December 28, 2007 was $9.6 million.  Incremental bank borrowings under our revolving line of credit generated $10.3 million in cash. Payments on our mortgage line of credit, short-term borrowings and capital lease obligations were the primary offsets to these borrowings.

During April 2007, we entered into a credit facility with a syndicate of banks to refinance our existing line of credit and mortgage line of credit. Our credit facility includes a two-year revolving line of credit, an equipment term loan and a four-year commercial real estate term loan. We may borrow up to $55.0 million under our credit facility. Borrowings under the credit facility bear interest at the London Inter Bank Offering Rate, or LIBOR, plus 2.18% (7.4% at December 28, 2007).  The terms of the credit agreement prohibits us from paying cash dividends on our common stock. The credit agreement contains certain financial and operating covenants.

Maximum borrowings available under the revolving line of credit are $44.0 million and are secured by our accounts receivable and inventory. Outstanding borrowings under the revolving line of credit were $23.2 million at December 28, 2007.

Maximum borrowings under the equipment term loan are $4.0 million and are secured by a lien on our equipment. Our equipment term loan has a three-year amortization period with monthly payments of principal and accrued interest. Outstanding borrowings under the equipment term loan were $3.3 million at December 28, 2007. As principal is paid down under the equipment portion of the facility, additional borrowing availability will be created under the revolving portion of the credit facility.

Maximum borrowings under the commercial real estate term loan are $13.0 million or 70% of the appraised value of the real estate, whichever is lower, and are secured by a deed of trust on our Scotts Valley facility. Monthly payments of principal and accrued interest will be based on a 20-year amortization period of the loan principal. Outstanding borrowings under the commercial real estate term loan were $11.7 million at December 28, 2007. As principal is paid down under the commercial real estate portion of the facility, additional borrowing availability will be created under the revolving portion of the credit facility.

A subsidiary of ours has a revolving line of credit for 200,000,000 Japanese Yen (approximately $1.8 million, at the exchange rate on December 28, 2007) under which there were no borrowings at December 28, 2007. The credit line bears interest at 1.875% per annum.

Off-Balance Sheet Arrangements

At December 28, 2007, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Obligations

Other than operating leases for certain equipment and real estate and certain vendor commitments, we have no significant off-balance sheet transactions or unconditional purchase obligations.

In the normal course of business, we enter into purchase commitments for inventory and non-inventory related goods and services.  These commitments may cover more than one fiscal period.  In addition, we are the lessee under several capital and operating leases primarily for equipment rentals, office and research space.  Future minimum payments under such obligations are as follows as of December 28, 2007:

	Payments due by period
			One to		Greater
		Less than	Three	Three to	Than Five
	Total	One Year	Years	Five Years	Years
	(in thousands)
Bank loan (revolving line of credit)	$23,212	$23,212	$—	$—	$—
Equipment note payable	3,292	1,299	1,993	—
Mortgage note payable	11,701	310	701	10,690	—
Other notes payable	1,123	918	205	—	—
Capital lease obligations	588	326	247	15	—
Operating lease obligations	8,388	3,723	3,793	583	289
Vendor commitments:
Inventory	17,534	17,480	54
Other	6,450	4,705	1,745

Payments due by period include interest expense on all debt and capital lease obligations with fixed interest rates and exclude interest expense on our revolving line of credit, mortgage note payable and equipment note payable which have variable interest rate.

Other vendor commitments primarily include service related contacts and agreements for information technology support, non- inventory supplies and other service-related commitments.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk currently affecting us, see Item 7A: “Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K for the fiscal year ended September 28, 2007.  Our exposure to market risk has not changed materially since September 28, 2007.

ITEM 4.          CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of December 28, 2007, our disclosure controls and procedures were effective.  During the quarter ended December 28, 2007, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 11, 2006, IPS, Ltd. filed a lawsuit against us in the United States District Court for the Central District of California. The complaint alleges that we improperly used IPS’s confidential information to develop our Celsior single-wafer processing type atomic layer deposition technology. The complaint is for unspecified monetary damages, injunctive relief and an order rescinding the settlement and distributor agreements that we and IPS entered into in May 2004 in settlement of a prior lawsuit that IPS filed against ASML U.S., Inc. and us in March 2004 relating to assets that we acquired from ASML in October 2003. In May 2007, we successfully moved the dispute to arbitration. Discovery commenced in June 2007. The arbitration hearing is currently scheduled for October 2008. We intend to contest the lawsuit vigorously. We do not believe that the outcome of this lawsuit will have a material impact on our business, financial condition or results of operations.

Prior to our merger transaction with Trikon Technologies, Inc., Trikon was a party to an employment lawsuit in France. On March 10, 2004, Dr. Jihad Kiwan departed Trikon as Director and Chief Executive Officer. On March 29, 2004 and April 2, 2004, Trikon received letters from a United Kingdom law firm and from a French law firm, respectively, on behalf of Dr. Kiwan, detailing certain monetary claims for severance amounts due to Dr. Kiwan with respect to his employment with Trikon. On April 28, 2004, Dr. Kiwan filed a lawsuit in France and on June 10, 2004, filed similar proceedings in the United Kingdom. Dr. Kiwan has subsequently withdrawn the proceedings in the United Kingdom. On January 7, 2008, the French Commercial Court in Grenoble rejected certain of Dr. Kiwan’s claims but ordered us to pay monetary awards with respect to certain other of Dr. Kiwan’s claims. We intend to appeal the decision and do not believe that the outcome of the dispute will have a material impact on our business, financial condition or results of operations.

ITEM 1A.  RISK FACTORS

There are no material changes to the risk factors described in the section entitled “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended September 28, 2007.

We are substantially leveraged, which could limit our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future manufacturing capacity and research and development needs.

We have significant indebtedness.  At December 28, 2007, we had total debt of approximately $39.9 million, of which approximately $26.0 million was short-term.  Our indebtedness could have serious consequences for our business, including limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate or other purposes.

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

At December 28, 2007, we had cash and cash equivalents of approximately $20.2 million and short-term debt of approximately $26.0 million.  We may need to raise capital from the sale of debt or equity securities or other sources in order to support our operations.  We may not be able to obtain this capital on acceptable terms, or at all.  If we issue additional equity or convertible debt securities to raise capital, your percentage ownership of Aviza will be reduced, and you may experience significant dilution.  In addition, new investors in Aviza may demand rights, preferences or privileges that differ from, or are senior to, yours, including warrants in addition to the securities purchased and protection against future dilutive transactions.

The semiconductor industry is highly cyclical and unpredictable.

Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current anticipated market demand for ICs and, in particular, the DRAM segment of the semiconductor industry, which accounted for a majority of our net sales for the quarter ended December 28, 2007 and the fiscal year ended September 28, 2007. The semiconductor industry has historically been cyclical due to sudden changes in manufacturing capacity.  These changes in capacity have affected the timing and amounts of our customers’ capital equipment purchases and investments in technology, and continue to affect our orders, net sales, gross margins and results of operations.

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

For the quarter ended December 28, 2007, approximately 41% of our net sales were attributable to three customers and approximately 74% of our sales were attributable to our top 10 customers.  For our fiscal year ended September 28, 2007, approximately 41% of our net sales were attributable to two customers and approximately 67% of our net sales were attributable to our top 10 customers.  For our fiscal year ended September 29, 2006, approximately 35% of our net sales were attributable to two customers and approximately 74% of our net sales were attributable to our top 10 customers.  We expect to continue to receive a substantial portion of our net sales from a small number of customers for the foreseeable future.  If our largest customers delay, cancel or do not place orders, we may not be able to replace those orders with new orders.  As we expect to configure our systems to customer specifications, changing, rescheduling or canceling orders may result in significant non-recoverable costs.  The loss of, or a significant reduction in, orders from any of our major customers could seriously harm our business.

We have incurred losses for most of our existence, and we may never again be able to achieve profitability.

We incurred losses of $8.5 million during the quarter ended December 28, 2007.  We had net income of $0.4 million for the fiscal year ended September 28, 2007 (fiscal 2007).  However, we incurred net losses of $14.7 million and $16.0 million for the fiscal years ended September 29, 2006 (fiscal 2006) and September 30, 2005 (fiscal 2005), respectively.  As a result, we may need to continue increasing our sales and reducing our costs in order to achieve and maintain profitability.  However, we may never again generate sufficient net sales or reduce our costs sufficiently to achieve profitability.  Even if we again achieve profitability, we may not have sustainable profitability on a quarterly or annual basis in the future.  If we are unable to achieve and sustain profitability, we may be forced to implement expense reduction measures, including selling assets, consolidating operations, reducing our workforce or delaying, cancelling or reducing certain system development, marketing or other operational programs, any of which could harm our business.

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

On April 11, 2006, IPS, Ltd. filed a lawsuit against us in the United States District Court for the Central District of California. The complaint alleges that we improperly used IPS’s confidential information to develop our Celsior single-wafer processing type atomic layer deposition technology. The complaint is for unspecified monetary damages, injunctive relief and an order rescinding the settlement and distributor agreements that we and IPS entered into in May 2004 in settlement of a prior lawsuit that IPS filed against ASML U.S., Inc. and us in March 2004 relating to assets that we acquired from ASML in October 2003. In May 2007, we successfully moved the dispute to arbitration. Discovery commenced in June 2007. The arbitration hearing is currently scheduled for October 2008. We intend to contest the lawsuit vigorously. In the event of a negative outcome in this dispute, we may be required to discontinue sales of our Celsior system, forgo development of other atomic layer deposition systems and pay monetary damages, which could harm our business, financial condition and results of operations.

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

We derived a significant portion of our net sales for the quarter ended December 29, 2007 and fiscal 2007 from sales in foreign countries, including certain countries in Asia such as Singapore, Taiwan, Japan, Malaysia, China and Korea.  The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries, some of which are countries in which we have sold and in which we expect to continue to sell systems.  For example, Taiwan is not a signatory to the Patent Cooperation Treaty, which is designed to specify rules and methods for defending intellectual property internationally.  In Taiwan, the publication of a patent prior to its filing would invalidate the ability of a company to obtain a patent.  There is a risk that our means of protecting our proprietary rights may not be adequate in some foreign countries.  Our competitors in these countries may independently develop similar technology or duplicate our systems.  If we fail to protect our intellectual property adequately in those countries, it would be easier for our competitors to sell competing products in those countries.

We will be required to spend significant time, money and other resources to determine whether our internal control over financial reporting is effective.  If we are unable to achieve and maintain effective internal control over financial reporting, the value of your investment in Aviza could decline.

As currently in effect, Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires that beginning with our Annual Report on Form 10-K for our fiscal year ending in September 2008, we must furnish a report on our internal control over financial reporting.  This report will contain an assessment by our management of the effectiveness of our internal control over financial reporting and may contain an opinion by our independent registered public accounting firm as to the effectiveness of our internal control over financial reporting if we qualify as an “accelerated filer,” as defined under the Securities Exchange Act, for our fiscal year ending in September 2008.  Beginning with our Annual Report on Form 10-K for our fiscal year ending in September 2009, we will be required to include both our management’s assessment and an opinion by our independent registered public accounting firm as to the effectiveness of our internal control over financial reporting.

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

We are not currently required to furnish a report on our internal control over financial reporting pursuant to the SEC’s rules under Section 404 as part of the Annual Reports that we file on Form 10-K.  These rules will apply to us when we file our Annual Report on Form 10-K for our fiscal year ending in September 2008, which we are required to file in December 2008.  As a result, we cannot assure you that our internal control over financial reporting is effective, and you will not have a report from us to that effect until December 2008, and our independent registered public accounting firm may not have to provide their attestation on our management’s report or their opinion as to the effectiveness of our internal control over financial reporting until December 2009.

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

The percentage of worldwide semiconductor production that is based in Asia Pacific is growing more rapidly than in other regions.  Although we derived approximately 46% of our net sales for quarter ended December 28, 2007, and 61% and 64% of our net sales for fiscal 2007 and fiscal 2006, respectively, from our sales to customers located in the Asia Pacific region, our brand recognition in the region is limited.  In order to grow our business, we need to penetrate the region with the addition of new customers, new systems and the expansion of our relationships with our existing customers.  We have traditionally sold our systems primarily through our direct sales force.  Although we have a direct sales force and local representatives in the Asia Pacific region, we cannot assure you that we will be able to continue penetrating markets in this region.  Our failure to continue to penetrate these markets, or failure to attract the additional personnel necessary to service new and existing customers, may harm our competitive position and our future business.

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

We have manufacturing facilities in Newport, South Wales, U.K., and sales and service offices in many other countries.  In addition, approximately 46% of our net sales for the quarter ended December 28, 2007, and 61% and 64% of our net sales for fiscal 2007 and fiscal 2006, respectively, were derived from sales in the Asia Pacific region.  In recent years, Asian economies have been highly volatile and recessionary, resulting in significant fluctuations in local currencies and other instabilities.  Instabilities in Asian economies may continue and recur in the future or instability could occur in other foreign economies, any of which could harm our business, financial condition and results of operations.

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

In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-ownership change net operating losses, or NOLs, to offset future taxable income.  A corporation generally undergoes an “ownership change” if the percentage of stock of the corporation owned by one or more of its 5% stockholders (where all stock owned by stockholders who are not 5% stockholders generally is treated as owned by one or more 5% stockholders) has increased by more than 50 percentage points over a three-year period.

Trikon’s NOLs are subject to limitations arising from previous ownership changes and were subject to additional limitations as a result of our merger transaction with Trikon.  Our existing NOLs are also subject to limitations, and our merger transaction with Trikon and our private placement transaction with Caisse de dépôt et placement du Québec in April 2006 resulted in our undergoing an ownership change, thus further limiting the use of our NOLs.  It is impossible for us to ensure that we will not experience an ownership change in the future because changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code.

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

At December 28, 2007, affiliates of VantagePoint Venture Partners, which we refer to collectively as VantagePoint, and Caisse de dépôt et placement du Québec, which we refer to as CDPQ, beneficially owned approximately 35.3% and 15.0%, respectively, of our outstanding common stock.  VantagePoint and CDPQ exercise significant influence over our operations, business strategy and the outcome of votes on all matters requiring stockholder approval, including the approval of significant corporate transactions such as mergers or other business combinations.  VantagePoint or CDPQ may have interests that differ from the interests of our other stockholders.  This concentration of ownership may also have the effect of delaying or preventing a change of control of Aviza or discouraging others from making tender offers for shares of our common stock, which could prevent our other stockholders from receiving a premium for their shares.

The price of our common stock has been and may continue to be volatile, which may lead to losses by investors or to securities litigation.

The market price of our common stock has been and may continue to be volatile, and our stock price may decline in the future.  For example, for the period from December 2, 2005, the first day that our common stock was publicly traded, through February 6, 2008, the closing price range of our common stock was $1.04 to $8.74 per share.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 5, 2007, we entered into an Asset Purchase Agreement with Semitool, Inc., a Montana corporation, whereby we acquired certain thermal assets, coupled with certain exclusive and non-exclusive intellectual property and technology licenses, relating to semiconductor device manufacturing in exchange for one million newly issued shares of our common stock, par value $0.0001 per share, and royalty payments subject to the achievement of certain conditions. The transaction closed on December 7, 2007.

Our issuance of the securities in the transaction described above was exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The recipient of the securities in this transaction represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and other instruments issued in this transaction. The sales of these securities were made without general solicitation or advertising.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our 2008 Annual Meeting of Stockholders held on January 30, 2008, our stockholders approved the two proposals noted below by the following votes:

	FOR	AGAINST/ WITHHELD	ABSTAINED	BROKER NON- VOTES
Proposal One—Election of Directors
Richard M. Conn	20,692,496	194,256	—	—
Dana C. Ditmore	20,707,343	179,409	—	—
Klaus C. Weimer, Ph.D.	20,088,137	798,615	—	—

Proposal Two—Ratification of Independent Registered Public Accounting Firm	20,874,226	3,500	9,073	—

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

**10.1	Asset Purchase Agreement, dated as of December 5, 2007, by and between Aviza Technology, Inc. and Semitool, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**Confidential Treatment has been requested as to portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aviza Technology, Inc.
(Registrant)

Dated: February 11, 2008
	By:	/s/ PATRICK C. O’CONNOR

Patrick C. O’Connor Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

**10.1	Asset Purchase Agreement, dated as of December 5, 2007, by and between Aviza Technology, Inc. and Semitool, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**Confidential Treatment has been requested as to portions of this exhibit.