Form 10-Q
period 2008-03-28
Aviza Technology, Inc.
filed 2008-05-09
CIK 1311396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2008

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

YES    ☒      NO    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES    ☐      NO    ☒

As of May 8, 2008, the registrant had 21,856,473 shares of its common stock, par value $0.0001 per share, outstanding.

Aviza Technology, Inc.

ITEM 1. FINANCIAL STATEMENTS

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par amounts and number of shares)

	March 28,	September 28,
	2008	2007 (1)
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,222	$23,087
Accounts receivable - net	28,318	37,202
Inventory	48,248	45,529
Prepaid expenses and other current assets	6,115	5,317
Total current assets	97,903	111,135

PROPERTY, PLANT AND EQUIPMENT—net	26,356	31,781
INTANGIBLE ASSETS—net	1,844	3,333
OTHER ASSETS	1,597	1,831
TOTAL	$127,700	$148,080

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short term borrowings and current portion of notes payable	$28,046	$15,043
Accounts payable	25,021	22,536
Warranty liability	8,575	11,222
Accrued liabilities	17,301	13,391
Total current liabilities	78,943	62,192
NOTES PAYABLE—Long term	13,004	14,490
OTHER LIABILITIES - Long term	175	—
Total liabilities	92,122	76,682

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value - 5,000,000 shares authorized; none outstanding	—	—
Common stock, $0.0001 par value—100,000,000 shares authorized; 21,856,473 and 20,846,549 shares issued and outstanding at March 28, 2008 and September 28, 2007, respectively	2	2
Additional paid-in capital	121,234	118,400
Accumulated deficit	(88,580)	(49,974)
Accumulated other comprehensive income	2,922	2,970
Total stockholders’ equity	35,578	71,398
TOTAL	$127,700	$148,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1)          Amounts were derived from our audited consolidated financial statements for the year ended September 28, 2007 included in our Annual Report on Form 10-K.

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Quarter Ended		Six Months Ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007

NET SALES	$30,174	$61,638	$64,188	$123,829

COST OF GOODS SOLD:
Cost of goods sold	21,035	42,714	45,318	86,057
Cost of good sold - restructuring charges	13,029	—	13,029	—
Total cost of goods sold	34,064	42,714	58,347	86,057

GROSS PROFIT (LOSS)	(3,890)	18,924	5,841	37,772

OPERATING EXPENSES:
Research and development	7,981	8,011	16,020	15,714
Selling, general and administrative	9,509	8,221	19,083	16,628
Restructuring and other charges	7,792	—	7,792	—
Total operating expenses	25,282	16,232	42,895	32,342
INCOME (LOSS) FROM OPERATIONS	(29,172)	2,692	(37,054)	5,430

OTHER INCOME (EXPENSE):
Interest income	32	110	84	137
Interest expense	(536)	(1,063)	(948)	(2,315)
Other income - net	14	11	34	24

Total other expense - net	(490)	(942)	(830)	(2,154)

INCOME (LOSS) BEFORE INCOME TAXES	(29,662)	1,750	(37,884)	3,276
PROVISION FOR INCOME TAXES	424	395	722	796

NET INCOME (LOSS)	$(30,086)	$1,355	$(38,606)	$2,480

Net income (loss) per share:
Basic	$(1.38)	$0.08	$(1.80)	$0.15
Diluted	$(1.38)	$0.07	$(1.80)	$0.14
Weighted average common shares:
Basic	21,856,473	17,538,955	21,458,241	16,844,853
Diluted	21,856,473	18,374,237	21,458,241	17,637,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	March 28,	March 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(38,606)	$2,480
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,819	1,887
Amortization	311	767
Non-cash restructuring and other charges	17,676	—
Fair value of common stock issued for prototype materials	125	—
Stock-based compensation	995	914
Gain on disposal of equipment	(297)	—
Provision for allowance for doubtful accounts	117	(52)
Reduction in acquired intangible assets due to the use of acquired net operating losses	—	330
Changes in assets and liabilities:
Accounts receivable	8,830	(15,616)
Inventory	(13,162)	(1,158)
Prepaid expenses and other assets	158	(15)
Accounts payable	2,781	(3,137)
Warranty liability	(2,605)	2,013
Accrued liabilities	3,961	1,473
Net cash used in operating activities	(16,897)	(10,114)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,113)	(4,210)
Purchase of technology license	(48)	—
Proceeds from sale of equipment	324	—
Proceeds from sale of the net assets of ET Equipments Ltd.	600	—
Net cash used in investing activities	(1,237)	(4,210)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from credit lines	12,325	2,119
Proceeds from the issuance of common stock	9	24,042
Payments on mortgage loan	(187)	(140)
Payments on other borrowings	(665)	(582)
Payments on equipment loan	(634)	—
Payments on capital lease obligations	(154)	(131)
Net cash provided by financing activities	10,694	25,308
Effect of exchange rates on foreign cash balances	(425)	(183)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,865)	10,801
CASH AND CASH EQUIVALENTS:
Beginning of period	23,087	10,722
End of period	$15,222	$21,523
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$867	$1,770
Income taxes paid	$269	$276
NONCASH INVESTING AND FINANCING ACTIVITIES:
Fair value of common stock issued in the acquisition of technology license	$1,715	$—
Property and equipment purchases included in accounts payable at end of period	$290	$393
Equipment acquired under capital lease	$50	$715

The accompanying notes are an integral part of these condensed consolidated financial statements

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 28, 2008
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included.  Our operating results for the quarter and six months ended March 28, 2008 are not necessarily indicative of the results that may be expected for future quarters and the fiscal year ending September 26, 2008.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended September 28, 2007, which are included in our Annual Report on Form 10-K, and the risk factors contained therein.

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

2.  Balance Sheet Details

	March 28,	September 28,
	2008	2007
	(in thousands)

Inventory:
Raw materials	$27,525	$28,667
Work-in-process	16,908	13,692
Finished goods and evaluation systems	3,815	3,170
Total	$48,248	$45,529

Prepaid expenses and other current assets:
Insurance	$735	$96
Deferred installation costs	274	385
Taxes	2,691	2,621
Other	2,415	2,215
Total	$6,115	$5,317

Property, plant and equipment - net:
Land	$1,839	$1,839
Buildings and improvements	12,211	12,198
Machinery and equipment	17,660	18,659
Office furnishings, fixtures and equipment	6,608	6,564
Construction in process	1,855	3,820
Total	40,173	43,080
Accumulated depreciation	(13,817)	(11,299)
Property, plant and equipment - net	$26,356	$31,781

Accrued liabilities:
Accrued payroll and payroll taxes	$4,937	$5,660
Accrued accounting and legal fees	3,843	1,643
Deferred revenue	836	1,076
Accrued restructuring charges	2,407	—
Other taxes payable	3,741	3,557
Other	1,537	1,455
Total	$17,301	$13,391

3.  Stock-Based Compensation

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

We recognized stock-based compensation expense of $467,000 and $995,000 during the quarter and six months ended March 28, 2008, respectively, and $477,000 and $914,000 during the quarter and six months ended March 30, 2007, respectively.  Due to uncertainty surrounding the realization of the income tax benefit related to stock based compensation expense, there is no related income tax benefit recognized in the consolidated statements of operations for the quarters and six months ended March 28, 2008 and March 30, 2007, respectively, as a full valuation allowance has been provided against the deferred tax asset.

The fair value of our stock options granted in the quarter and six months ended March 28, 2008 and March 30, 2007, respectively, was estimated at the date of grant using the following weighted average assumptions:

	Quarter Ended		Six Months Ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007
Expected life (years)	3.5	4.1	4.5	4.4
Risk-free interest rate	2.3%	4.8%	3.2%	4.7%
Stock price volatility	53.3%	59.9%	53.5%	61.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%

The following table summarizes our stock option activity under the stock plans during the quarter and six months ended March 28, 2008:

			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (Years)	Value

Outstanding at September 28, 2007	4,202,499	$5.01	6.51	$3,496,801
Granted	410,000	1.78
Exercised	(9,924)	0.95
Forfeited	(35,932)	12.78
Outstanding at December 28, 2007	4,566,643	4.66	6.27	1,266,487
Granted	100,000	1.10
Exercised	—	—
Forfeited	(78,540)	9.55
Outstanding at March 28, 2008	4,588,103	4.50	6.01	—

Options vested and expected to vest at at March 28, 2008	4,076,106	4.51	6.00	—

Options vested at March 28, 2008	2,750,407	4.70	5.90	—

The aggregate intrinsic value represents total pre-tax intrinsic value based on the closing stock price of $0.50, $1.81 and $3.45 per share at March 28, 2008, December 28, 2007 and September 28, 2007, respectively.

As of March 28, 2008, there was $3.4 million of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures.  The cost is expected to be recognized over a weighted average period of approximately 2.9 years.

The following table details total stock-based compensation expense for the quarters and six months ended March 28, 2008 and March 30, 2007, respectively:

	Quarter Ended		Six Months Ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007
	(in thousands)
Cost of goods sold	$50	$52	$102	$101
Research and development	119	109	240	223
Selling, general and administrative	298	316	653	590

Pre-tax stock-based compensation expense	467	477	995	914
Income tax benefits	—	—	—	—
Stock-based compensation expense	$467	$477	$995	$914

The options outstanding and vested at March 28, 2008 were in the following exercise price ranges:

	Options Outstanding			Options Vested
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average	Number	Average
Exercise	Number	Contractual	Exercise	Vested and	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$0.83 - $0.83	1,099,071	5.85	$0.83	1,097,231	$0.83
$0.84 - $4.98	1,074,797	6.17	2.37	359,629	2.42
$4.99 - $5.59	900,521	4.88	5.00	379,001	5.01
$5.60 - $87.07	1,513,714	6.68	8.39	914,546	10.11
$0.83 - $87.07	4,588,103	6.01	4.50	2,750,407	4.70

The weighted average fair value of options on the grant date, as determined under SFAS 123(R), granted during the quarter and six months ended March 28, 2008 was $0.44 and $0.78 per share, respectively, and $3.07 and $2.89 per share for the quarter and six months ended March 30, 2007, respectively.

The total intrinsic value of options exercised during the quarter and six months ended March 28, 2008 was $0 and $14,000, respectively, and $290,000 for the quarter and six months ended March 30, 2007. The total cash received from employees as a result of employee stock options exercises during the quarter and six months ended March 28, 2008 was $0 and $9,000, respectively.  For the quarter and six months ended March 30, 2007, the total cash received from employees as a result of stock option exercise was $161,000.

4.  Intangible Assets

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

Intangible assets are recorded at cost, net of accumulated amortization, and are amortized over their estimated useful lives using the straight-line method.   At March 28, 2008 and September 28, 2007 our intangible assets consisted of licenses which we have acquired.

We evaluate intangible assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.   During the quarter ended March 28, 2008, we successfully completed testing of new technology which provides a more efficient and cost-effective solution than certain technology we had previously licensed.  As a result, the value of the previously licensed technology has become impaired and will be phased out during the next four quarters.  As a result, the previously licensed technology was written down to its fair value at March 28, 2008 based upon an analysis of future cash flows related to the technology.  This resulted in an impairment charge to operations of approximately $3.0 million which is included in restructuring and other charges during the quarter ended March 28, 2008.  The estimated useful life of the previously licensed technology was reduced to one year based on our analysis.  The net book value of this license at March 28, 2008 was $125,000, which reflects the write-down.

Accumulated amortization and impairment on our intangible assets at March 28, 2008 and December 28, 2007 was $3,919,000 and $858,000, respectively.

Amortization expense relating to all intangible assets was $144,000 and $244,000 for the quarter and six months ended March 28, 2008, respectively, and $125,000 and $253,000 for the quarter and six months ended March 30, 2007, respectively.  Based on the intangible assets recorded at March 28, 2008, and assuming no subsequent additions to or impairment of the underlying assets, the remaining amortization expense is expected to be as follows (in thousands):

September 26, 2008 (remaining 6 months)	$151
September 25, 2009	239
September 24, 2010	176
September 30, 2011	176
September 28, 2012	176
Thereafter	926
Total	$1,844

5.  Borrowing Facilities

Borrowings consist of the following (in thousands):

	March 28,	September 28,
	2008	2007

Bank loan (revolving line of credit)	$25,261	$12,937
Equipment note payable	2,969	3,603
Mortgage note payable	11,598	11,785
Other notes payable	692	572
Capital lease obligations	530	636
Total	41,050	29,533
Less: short-term borrowings and current portion	28,046	15,043
Long-term portion	$13,004	$14,490

6.  Warranty and Guarantees

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

	Quarter Ended		Six Months Ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007
	(in thousands)
Beginning warranty accrual	$9,805	$12,099	$11,222	$10,816
Additional accruals for new shipments	543	2,723	1,168	5,763
Warranty costs incurred	(1,955)	(1,915)	(3,997)	(3,754)
Expiration and change in liability for pre-existing warranties
during the period	182	(4)	182	78
Ending warranty accrual	$8,575	$12,903	$8,575	$12,903

Guarantees—In addition to product warranties, we, from time to time, in the normal course of business, indemnify certain customers against third-party claims that our products, when used for their intended purposes, infringe the intellectual property rights of such third party or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, we have never made payments under these obligations and no liabilities have been recorded for these obligations on the balance sheet at March 28, 2008 and September 28, 2007, respectively.

7.  Income Taxes

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

We recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and any ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, if we were to determine that we would not be able to realize all or part of a net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  We have recorded a 100% valuation allowance against our domestic and United Kingdom net deferred tax asset due to the uncertainty regarding future taxable income.

Income tax expense primarily relates to our foreign operations as we continue to incur losses from domestic operations. We recorded income tax expense of $424,000 and $722,000 during the quarter and six months ended March 28, 2008, respectively, and $395,000 and $796,000 for the quarter and six months ended March 30, 2007, respectively.

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”) on September 29, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of September 29, 2007, we had approximately $3.5 million of unrecognized tax benefits, $2.1 million of which would affect our effective tax rate if recognized, and $1.4 million would be offset by valuation allowance. At March 28, 2008, we had $3.6 million of unrecognized tax benefits.

In addition, we recognized interest and penalties related to uncertain tax positions in income tax expense. At the adoption date of September 29, 2007, we had approximately $124,000 of accrued interest and penalties for uncertain tax positions primarily from our foreign operations. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of the statue of limitations prior to March 27, 2009.

At September 28, 2007, we had approximately $56.6 million and $8.3 million of federal and California net operating loss carryforwards, respectively. We and our subsidiaries have had multiple ownership changes, as defined by Section 382 of the Internal Revenue Code (IRC), due to significant stock transactions in previous years that will limit the future realization of our net operating loss carryforwards. Section 382 will result in the forfeiture of approximately $24.6 million of net operating loss carryforwards for federal income tax purposes. The net operating loss carryforwards begin to expire in 2014 for federal and 2013 for California purposes.

As of September 28, 2007, we had federal and California research and development tax credit carryforwards of approximately $1.7 million and $1.6 million, respectively.  Due to Section 382 ownership changes under IRC Section 383, $1.1 million of the federal research tax credit carryforwards will be subject to forfeiture.  Federal research and development tax credit carryforwards will expire beginning in fiscal 2011.  California research and development tax credits will carry forward indefinitely.

8.  Restructuring and Other Charges

Restructuring Charges - During the quarter ended March 28, 2008, we announced our plans for a significant global restructuring based on an analysis of our product strategy, served markets and internal operations.  In order to streamline our operations and align product offerings with the current market conditions, we have and will continue to downsize programs, products and spending related to trench capacitor technology for DRAM and will decrease our overall dependence on the DRAM market.  The restructuring of our global workforce, products and business operations is designed to reduce our overall cost structure, as well as improve operational execution and financial performance.  We will refocus on our core strengths in the ALD, Etch and PVD technologies, while moving away from the development of large batch thermal systems.  We will continue to service and support our current global installed base.

As part of our restructuring plans, we executed a global reduction in workforce, divested ourselves of a non-core operation and wrote down assets related to non-core products which included inventory revaluation, cancellation of purchase commitments and the write-down of impaired machinery and equipment.  Volume manufacturing will no longer be performed at our Scotts Valley headquarters.   Of the restructuring charges, approximately $2.4 million will require future cash payments.  We estimate these payments will be made throughout fiscal 2009.

During the quarter ended March 28, 2008, we sold the net assets of our machine shop, ET Equipments Ltd., located in Wales, UK, for $600,000 as part of our restructuring plan to refocus on our core strengths.  The net book value of the net assets sold, cost of completing the transaction and loss on the sale of the net assets of ET Equipments Ltd. were as follows (in thousands):

Assets:
Inventory	$1,143
Equipment	148
		$1,291
Liabilities:
Accounts payable	(19)
Accrued liabilities	(233)
		(252)
Net assets sold		1,039
Transaction costs		104
		1,143
Less: purchase price		(600)
Net loss on sale of net assets of ET Equipments Ltd.		$543

Transaction costs relate primarily to legal fees incurred.

Other Charges - During the quarter ended March 28, 2008, we impaired an intangible asset related to a license we had acquired (see Note 4).  Completion of successful testing of a new technology, which provides a more efficient and cost-effective solution, lead to the impairment of the license, resulting in a charge of approximately $3.0 million to operations during the quarter ended March 28, 2008.

The impact of these restructuring and other charges on the operating results for the quarter and six months ended March 28, 2008, and the remaining liability as of March 28, 2008, is summarized as follows (in thousands):

		Loss on		Sale of Net	Impairment of
	Reduction in	Non-cancellable	Inventory	Assets of	Machinery and	Impairment of
	Workforce	Purchase Commitments	Revaluation	ET Equipments Ltd.	Equipment (1)	Intangible	Total

Restructuring Costs - cost of goods sold	$380	$2,178	$10,471	$—	$—	$—	$13,029
Restructuring and other charges - operating expenses	387	—	—	543	3,854	3,008	7,792
Total restructuring and other charges	767	2,178	10,471	543	3,854	3,008	20,821
Non-cash adjustments	—	—	(10,471)	(543)	(3,654)	(3,008)	(17,676)
Cash payments	(589)	(149)	—	—	—	—	(738)
Accrued restructuring charges at March 28, 2008	$178	$2,029	$—	$—	$200	$—	$2,407

(1)  Includes $200,000 of disposal costs accrued as of March 28, 2008

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

Prior to our merger transaction with Trikon Technologies, Inc., Trikon was a party to an employment lawsuit in France. On March 10, 2004, Dr. Jihad Kiwan departed Trikon as Director and Chief Executive Officer. On March 29, 2004 and April 2, 2004, Trikon received letters from a United Kingdom law firm and from a French law firm, respectively, on behalf of Dr. Kiwan, detailing certain monetary claims for severance amounts due to Dr. Kiwan with respect to his employment with Trikon. On April 28, 2004, Dr. Kiwan filed a lawsuit in France and on June 10, 2004, filed similar proceedings in the United Kingdom. Dr. Kiwan has subsequently withdrawn the proceedings in the United Kingdom.  On January 7, 2008, the French Commercial Court in Grenoble rejected certain of Dr. Kiwan’s claims but ordered us to pay monetary awards with respect to certain other of Dr. Kiwan’s claims. We intend to appeal the decision and do not believe that the outcome of the dispute will have a material impact on our business, financial condition or results of operations.  We have accrued our estimate of the costs to settle the claims at March 28, 2008.

On December 1, 2006, we filed an arbitration demand against ASML U.S., Inc., and related entities, asserting claims of fraud, negligent misrepresentation, fraud in the inducement and breach of the covenant of good faith and fair dealing arising out of our purchase of ASML’s Thermal Division in October 2003.  Following discovery and an unsuccessful motion for summary judgment filed by ASML, the matter was arbitrated in December 2007 and January 2008.  The arbitrator issued a preliminary judgment in favor of ASML.  Based on a provision in the governing contract providing that the party prevailing in the arbitration may recover its attorneys’ fees and costs from the opposing party, the arbitrator has ordered briefings by both parties with regard to any fee request by ASML.  On April 17, 2008, ASML submitted a petition seeking approximately $2.5 million in attorneys’ fees and costs incurred in connection with this matter.  We intend to oppose this request and plan to file an opposition brief on May 9, 2008.  We have accrued our estimate of the cost to settle the claims at March 28, 2008.

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

Failure of WJ, ARCADIS, or AIS to fulfill their obligations may subject the Company to substantial fines, and the Company could be forced to suspend production, alter manufacturing processes or cease business operations, any of which could have a material negative effect on the Company’s business, financial condition or results of operations.

Management believes that the likelihood of the failure of WJ, ARCADIS or AIS is remote and that any remaining or uninsured environmental liabilities will not have a material impact on the Company’s business, financial condition or results of operations.

10.  Major Customers

During the quarter ended March 28, 2008, two customers accounted for 12% and 10% of total net sales, respectively, and during the six months ended March 28, 2008, a different customer accounted for 13% of total net sales.  During the quarter and six months ended March 30, 2007, one customer accounted for 43% and 42% of total net sales, respectively.

11.  Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Quarter Ended		Six Months
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007
Net income (loss)	$(30,086)	$1,355	$(38,606)	$2,480
Currency translation adjustment	396	203	(48)	1,209

Total comprehensive (loss) income	$(29,690)	$1,558	$(38,654)	$3,689

12.  Net Income (Loss) Per Share

Basic income (loss) per share has been computed based upon the weighted average number of common shares outstanding for the periods presented.  Diluted income (loss) per share is calculated as though all potentially dilutive shares were outstanding during the period, based upon the application of the treasury stock method.  The following details the calculation of the net income (loss) per share for the periods presented (in thousands, except share and per share data):

	Quarter Ended		Six Months Ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007

Numerator:
Net income (loss)	$(30,086)	$1,355	$(38,606)	$2,480

Denominator:
Basic weighted average shares outstanding	21,856,473	17,538,955	21,458,241	16,844,853
Effect of potentially dilutive securities:
Stock options	—	835,282	—	792,778

Dilutive weighted average shares outstanding	21,856,473	18,374,237	21,458,241	17,637,631

Net income (loss) per share - basic	$(1.38)	$0.08	$(1.80)	$0.15

Net income (loss) per share - diluted	$(1.38)	$0.07	$(1.80)	$0.14

For the six months ended March 28, 2008 and March 30, 2007, we had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income (loss) per share in the periods presented as their effect would have been anti-dilutive.  The weighted average shares of common stock issuable upon conversion or exercise of such outstanding securities consist of the following:

	Quarter Ended		Six Months Ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007
Weighted average effect of potential common stock:

Options that would have been included in the computation of dilutive shares outstanding had the Company reported net income from continuing operations	1,099,071	—	1,366,540	—

Options that were excluded from the computation of dilutive shares outstanding because the total assumed proceeds exceeded the average market value of the Company’s common stock during the period	3,492,669	2,364,976	3,076,214	2,390,999

Shares resulting from conversion of common stock warrants	290,000	406,725	305,392	406,725

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

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see the “Liquidity and Capital Resources” section under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this item of this report and the other risks and uncertainties that are set forth elsewhere in this report or detailed in our other Securities and Exchange Commission reports and filings. We assume no obligation to update these forward-looking statements.

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

Aviza Technology, Inc. was incorporated on December 8, 2004 to facilitate the merger transaction of our subsidiaries, Aviza, Inc. and Trikon Technologies, Inc. Aviza, Inc. was incorporated on September 18, 2003 by affiliates of VantagePoint Venture Partners, or VantagePoint, as Thermal Acquisition Corporation, a Delaware corporation, for the purpose of acquiring the business of the Thermal Division of ASML Holding, N.V., a Netherlands corporation, which division of ASML is referred to in this discussion as the Predecessor. On October 10, 2003, Thermal Acquisition Corporation acquired the business of the Predecessor and changed its name to Aviza Technology, Inc., which name was subsequently changed to Aviza, Inc. in connection with the merger transaction with Trikon.

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

During the quarter ended March 28, 2008, we announced plans for a global restructuring based upon an analysis of our product strategy, served markets and internal operations.  The restructuring allows us to refocus our attention on our core strengths in the ALD, Etch and PVD market segments.  We have and will continue to downsize programs, products and spending related to trench capacitor technology for DRAM and will decrease our overall dependence on the DRAM market.  The restructuring of our global workforce, products and business operations is designed to reduce our cost structure as well as improve operational execution and financial performance.  We will continue to support our current global installed base and maintain the ability to manufacture additional systems as may be required by customers.  During the quarter ended March 28, 2008, we recorded approximately $17.8 million in costs associated with the restructuring.  These charges were primarily attributable to a global reduction in force of approximately 15% of employees and contractors and the write-down of assets relating to non-core products or processes which include inventory revaluation, cancellation of purchase commitments and the write-down of equipment.  Annualized savings as a result of our restructuring related to lower employee costs and lower depreciation expenses will be approximately $8.0 million.

On March 28, 2008, we received notification from Nasdaq informing us that the bid price of our common stock closed below the minimum $1.00 per share requirement for continued inclusion under the Market place Rule 4450 (a) (5).  We have until September 24, 2008 to regain compliance.

Critical Accounting Policies

There are no material changes to the critical accounting policies described in the section entitled “Critical Accounting Polices” under Item 7 in our Annual Report on Form 10-K for the fiscal year ended September 28, 2007.

Results of Operations

The information in the table below presents our statements of operations data as a percentage of net sales for the quarters and six months ended March 28, 2008 and March 30, 2007.

	Quarter Ended		Six Months Ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007

Net sales	100%	100%	100%	100%
Cost of goods sold
Cost of goods sold	70%	69%	71%	69%
Cost of goods sold - restructuring charges	43%	0%	20%	0%
Total cost of sales	113%	69%	91%	69%
Gross margin	(13)%	31%	9%	31%

Operating expenses:
Research and development	26%	13%	25%	13%
Selling, general and administrative	31%	13%	30%	13%
Restructuring and other charges	26%	0%	12%	0%
Total operating expenses	83%	26%	67%	26%
Income (loss) from operations	(96)%	5%	(58)%	5%
Other income (expense):
Interest income	0%	0%	0%	0%
Interest expense	(2)%	(2)%	(1)%	(2)%
Other income - net	0%	0%	0%	0%
Total other expense - net	(2)%	(2)%	(1)%	(2)%
Income (loss) before income taxes	(98)%	3%	(59)%	3%
Provision for income taxes	1%	1%	1%	1%
Net income (loss)	(99)%	2%	(60)%	2%

Net Sales

	Quarter Ended		Six Months Ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007
	(in thousands)
Net sales	$30,174	$61,638	$64,188	$123,829

Net sales for the quarter ended March 28, 2008 decreased by $31.5 million, or 51%, from the quarter ended March 30, 2007.  The decrease was due primarily to the following:

•                  Approximately $34.0 million of the decrease in net sales was related to our deposition and thermal processing systems.  Sales recognized on shipment decreased by $31.2 million as unit shipments decreased by 91% during the quarter ended March 28, 2008 from the quarter ended March 30, 2007.  Net sales recognized on customer acceptance decreased by $2.8 million primarily due to a $2.0 million reduction in RVP-300plus system acceptances, which reflects fewer systems in the field under installation.  The overall decrease is the result of changes within our DRAM customers, relating primarily to trench capacitor technology.

•                  The decrease in our deposition and thermal processing systems net sales was partially offset by a $4.1 million (49%) increase in net sales of our PVD, Etch and CVD systems due to higher unit volume.

•                  Service and spare parts sales was approximately $1.6 million lower during the quarter ended March 28, 2008 primarily due to lower spare parts shipments.

Net sales for the six months ended March 28, 2008 decreased by $59.6 million, or 48%, from the six months ended March 30, 2007.  The decrease was due primarily to the following:

•                  Net sales recognized on shipment of our thermal processing systems (primarily RVP-300plus), and ALD systems decreased by $53.2 million primarily due to a decrease in unit shipment volume (84%).

•                  Net sales recognized on acceptance of our thermal processing systems decreased by approximately $5.3 million due to less installation activity in the field during the six months ended March 28, 2008.

•                  Service and spares sales were approximately 11% less during the six months ended March 28, 2008 due to lower equipment utilization at our customer sites.

During the quarter ended March 28, 2008, Matsushita Electrical Industrial Company and Triquent Semiconductor, Inc. accounted for 12% and 10% of our net sales, respectively.  During the six months ended March 28, 2008, Qimonda AG accounted for 13% of our net sales.

During the quarter and six months ended March 30, 2007, Inotera Memories Inc. accounted for 43% and 42% of our net sales, respectively.

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

	Quarter Ended		Six Months Ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007
	(dollars in thousands)
Gross profit (loss)	$(3,890)	$18,924	$5,841	$37,772
Gross margin	(13)%	31%	9%	31%

The decrease in gross margin of 44% during the quarter ended March 28, 2008, as compared to the quarter ended March 30, 2007, was primarily the result of restructuring costs totaling $13.0 million in connection with inventory write-downs and losses recorded for outstanding purchase commitments due to a refocus of our product strategies, and severance payments made as part of our reduction in force.  The inventory write-down relates to changes that were based on our decision to downsize programs, products and spending related to our underperforming thermal processing systems and our plan to focus on our core and more profitable ALD, Etch and PVD products.

Excluding the impact of restructuring charges, gross margin for the quarter ended March 28, 2008 would have been 30%, making the decrease in gross margin 1% compared to the quarter ended March 30, 2007.  The decrease was due primarily to the following:

•                  A 7% decrease in overall service gross margin related to lower spare parts sales in the quarter ended March 28, 2008.

•                  A $1.5 million increase in unabsorbed manufacturing costs.  As the increase is spread over a much lower sales base, its impact is larger.

These differences were partially offset by the following:

•                  Higher gross margins on shipments due to product mix changes, with a greater proportion of ALD, PVD and Etch shipments in the quarter ended March 28, 2008 as compared to a greater proportion of RVP-300plus thermal processing systems shipments in the quarter ended March 30, 2007.

•                  Gross margins on sales recognized on system acceptance increased by approximately 3% due to a lower proportion of RVP-300plus thermal processing system acceptance revenue in the quarter ended March 28, 2008 as compared to the quarter ended March 30, 2007.

The decrease in gross margin of 22% during the six months ended March 28, 2008 as compared to the six months ended March 30, 2007 was primarily due to the restructuring charges of approximately $13.0 million recorded during the six months ended March 28, 2008.

Excluding the impact of restructuring charges, gross margin decreased 1% during the six months ended March 28, 2008 as compared to the six months ended March 30, 2007.  The decrease related primarily to the following:

•                  Reductions in manufacturing cost of approximately $3.0 million were more than offset by lower manufacturing cost absorption of $5.7 million due to a decrease in the number of systems produced during the six months ended March 28, 2008 primarily in relation to an 84% decrease in system shipments.

•                  Gross margin on service-related activities decreased by approximately 8% primarily due to lower spare parts sales, a higher proportion of the field options sales during the six months ended March 28, 2008 and lower service cost absorption due to the impact on installation and warranty service demand of lower shipments during the six months ended March 28, 2008.

Partially offsetting the impact of lower manufacturing and service absorption for the period was:

•                  A 10% improvement in gross margin recognized on shipment of our RVP-300plus systems primarily due to higher average selling prices.

•                  A greater proportion of PVD, Etch and CVD related sales, which have higher gross margins than the thermal processing systems.

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

	Quarter Ended		Six Months Ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007
	(dollars in thousands)
Research and development	$7,981	$8,011	$16,020	$15,714
Percent of net sales	26%	13%	25%	13%

Research and development costs were relatively flat between the quarters ended March 28, 2008 and March 30, 2007.  Increases in salaries and wages and depreciation expense related to demonstration lab equipment additions were offset by lower net prototype supply costs.

The net increase in research and development costs of approximately $0.3 million, or 2%, during the six months ended March 28, 2008 over the six months ended March 30, 2007 was primarily due to the following:

•                  Increased depreciation and amortization expense of approximately $0.5 million related primarily to equipment installed in our demonstration laboratories and amortization of a technology license acquired during December 2007.

•                  During the six months ended March 30, 2007, we received government grants of approximately $1.4 million, which partially offset costs associated with a next-generation product development.  There were no similar grant offsets during the six months ended March 28, 2008.

•                  Increased travel expense of approximately $0.2 million.

•                  Lower prototype material and supplies cost of $1.9 million.

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

	Quarter Ended		Six Months Ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007
	(dollars in thousands)
Selling, general and administrative	$9,509	$8,221	$19,083	$16,628
Percent of net sales	31%	13%	30%	13%

The increase in selling, general and administrative expense of approximately $1.3 million, or 16%, in the quarter ended March 28, 2008, as compared to the quarter ended March 30, 2007, was primarily due to a $2.9 million increase in legal costs associated with pending legal matters.

The increase in legal costs was partially offset by:

•                  Decreased salaries and benefits of $0.4 million due to lower headcount and lower stock-based compensation costs.

•                  A $0.6 million decrease in third-party commissions and sales bonus due to an approximate 61% decrease in system sales quarter over quarter.

•                  Increased currency exchange gains of $0.6 million.

The increase in selling, general and administrative expense of approximately $2.5 million, or 15%, during the six months ended March 28, 2008 over the six months ended March 30, 2007 was primarily due to the following:

•                  A $4.2 million increase in legal fees related to pending legal matters.

•                  Increases in costs associated with our international infrastructure build-up of $0.4 million.

•                  A $0.3 million increase in outside service costs primarily relating to information technology requirements.

These increases were partially offset by:

•                  Lower salary, wages and employee benefits of approximately $0.8 million due to lower headcount.

•                  Approximately $0.5 million in reduced commission expenses related to lower system sales during the six months ended March 28, 2008.

•                  Lower export license and fee costs of approximately $0.5 million due to lower export and franchise tax fees.

•                  A $0.6 million increase in currency transaction gains.

Restructuring and Other Charges

	Quarter Ended		Six Months Ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007
	(dollars in thousands)
Restructuring and Other Charges	$7,792	$—	$7,792	$—
Percent of net sales	26%	0%	12%	0%

During the quarter ended March 28, 2008, we implemented restructuring plans to align operations with our core strength products in the ALD, Etch and PVD market segments.  This entailed a downsizing of activities related to lower performing, less profitable products resulting in a global reduction in force, the write-down of impaired machinery and equipment and the divestiture of the net assets of ET Equipments Ltd., a machine shop located in Wales, U.K.   During the quarter ended March 28, 2008, we also wrote down an intangible asset related to a license of certain technology.  We have developed and successfully tested a more efficient and cost-effective technology thus impairing the asset.

The breakdown of restructuring and other charges included in operating expenses for the quarter ended March 28, 2008 are as follows (in thousands):

Impairment of machinery and equipment	$3,854
Impairment of intagible asset	3,008
Loss on sale of net assets of ET Equipments Ltd.	543
Reduction in work force	387
$7,792

Interest Expense

	Quarter Ended		Six Months Ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007
	(dollars in thousands)
Interest expense	$536	$1,063	$948	$2,315
Percent of net sales	2%	2%	1%	2%

Our interest expense for the quarters and six months ended March 28, 2008 and March 30, 2007 consisted primarily of interest incurred on our revolving line of credit, equipment term loan and commercial real estate loan.  In addition, amortization of debt issuance costs impacted both quarters.  During the six months ended March 30, 2007, interest expense included the amortization of the fair value of warrants issued to affiliates of VantagePoint in consideration of VantagePoint’s agreement to guarantee a portion of our prior revolving line of credit.  During April 2007, we entered into a new financing agreement that did not require further guarantees.  Unamortized debt issuance costs and warrant amortization related to the prior financing agreements were written off when the transaction for our new financing closed.

Aggregate borrowings under our current revolving line of credit, equipment term loan and commercial real estate loan were $39.8 million at March 28, 2008.  Aggregate borrowings under the prior credit facility were $36.7 at March 30, 2007.

During the quarter ended March 28, 2008, interest expense decreased by approximately $0.5 million from the quarter ended March 30, 2007, due to a combination of lower average borrowings and a lower average interest rate on our current credit facility.  Interest rates on our current credit facility averaged 5.9% during the quarter ended March 28, 2008.  Interest rates on our facilities in place during the quarter ended March 30, 2007 ranged from 8.25% to 10.625%.

During the six months ended March 28, 2008, interest expense decreased by approximately $1.4 million from the six months ended March 30, 2007 primarily due to lower average borrowings ($25.5 million average borrowing on our current bank facility during the six months ended March 28, 2008 as compared to $36.7 million average borrowings on our line of credit and real estate loan in place during the six months ended March 30, 2007), a lower average interest rate (6.2% as compared to 8.7%) and lower amortization of debt issuance costs ($0.1 million as compared to $0.5 million).

Income Taxes

Because we have incurred significant operating losses during prior periods, no material federal or state income taxes have been recorded. We recorded income taxes relating to certain profitable international subsidiaries and provided a full valuation allowance on our net tax benefits generated in all other jurisdictions during the respective periods.

Liquidity and Capital Resources

At March 28, 2008, our cash and cash equivalents were $15.2 million as compared to $23.1 million at September 28, 2007.  This $7.9 million decrease in cash and cash equivalents is primarily attributable to cash used to fund operations ($16.9 million) and capital expenditures ($1.2 million) during the six months ended March 28, 2008, which was partially offset by increased borrowings under our revolving line of credit.

We anticipate that our existing cash balances and available borrowings under our credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months.  However, we may need to raise additional capital from the sale of debt or equity securities or from other sources in order to support our operations.   We may not be able to obtain any additional capital on acceptable terms, if at all.

Cash Flows from Operating Activities

Operating activities used approximately $16.9 million of cash in the six months ended March 28, 2008.  Cash was used to fund operating losses of approximately $38.6 million during the six months ended March 28, 2008.  Non-cash operating costs totaling $21.7 million, consisting primarily of depreciation and amortization, restructuring and other charges and stock-based compensation, were included in the operating loss for the period.  Cash provided by a decrease of approximately $8.8 million in accounts receivable primarily due to collections of retentions due on shipments, an increase in accounts payable of approximately $2.8 million used to finance inventory purchases and a $4.0 million increase in accrued liabilities primarily related to increased legal costs and restructuring charges was offset by cash used to fund increases in inventory of approximately $13.2 million primarily related to increased PVD, Etch and CVD business opportunities and a decrease of approximately $2.6 million in warranty liabilities primarily due to lower system shipments during the six months ended March 28, 2008.

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended March 28, 2008 was $1.2 million. Cash used in investing activities during the quarter primarily consisted of purchasing equipment to be used in our development and demonstration laboratories ($2.1 million), which was partially offset by proceeds received from the sale of equipment and the sale of the net assets of ET Equipments Ltd. ($0.6 million), our machine shop located in Wales, U.K.

Cash Flows from Financing Activities

Net cash generated by financing activities for the six months ended March 28, 2008 was $10.7 million.  Incremental bank borrowings under our revolving line of credit generated $12.3 million in cash. Payments on our mortgage line of credit, short-term borrowings and capital lease obligations were the primary offsets to these borrowings.

During April 2007, we entered into a credit facility with a syndicate of banks to refinance our existing line of credit and mortgage line of credit. Our credit facility includes a two-year revolving line of credit, an equipment term loan and a four-year commercial real estate term loan. We may borrow up to $55.0 million under our credit facility. Borrowings under the credit facility bear interest at the London Inter Bank Offering Rate, or LIBOR, plus 2.18% (5.30% at March 28, 2008).  The terms of the credit agreement prohibits us from paying cash dividends on our common stock. The credit agreement contains certain financial and operating covenants.

Maximum borrowings available under the revolving line of credit are $44.0 million and are secured by our accounts receivable and inventory. Outstanding borrowings under the revolving line of credit were $25.3 million at March 28, 2008.

Maximum borrowings under the equipment term loan are $4.0 million and are secured by a lien on our equipment. Our equipment term loan has a three-year amortization period with monthly payments of principal and accrued interest. Outstanding borrowings under the equipment term loan were $3.0 million at March 28, 2008. As principal is paid down under the equipment portion of the facility, additional borrowing availability will be created under the revolving portion of the credit facility.

Maximum borrowings under the commercial real estate term loan are $13.0 million or 70% of the appraised value of the real estate, whichever is lower, and are secured by a deed of trust on our Scotts Valley facility.  Monthly payments of principal and accrued interest will be based on a 20-year amortization period of the loan principal.  Outstanding borrowings under the commercial real estate term loan were $11.6 million at March 28, 2008.  As principal is paid down under the commercial real estate portion of the facility, additional borrowing availability will be created under the revolving portion of the credit facility.

A subsidiary of ours has a revolving line of credit for 200,000,000 Japanese Yen (approximately $2.0 million, at the exchange rate on March 28, 2008) under which there were no borrowings at March 28, 2008. The credit line bears interest at 1.875% per annum.

Off-Balance Sheet Arrangements

At March 28, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Obligations

Other than operating leases for certain equipment and real estate and certain vendor commitments, we have no significant off-balance sheet transactions or unconditional purchase obligations.  As a “smaller reporting company,” we are not required to provide tabular disclosure of contractual obligations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” we are not required to provide the information required by this Item.

ITEM 4.    CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of March 28, 2008, our disclosure controls and procedures were effective.  During the six months ended March 28, 2008, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Prior to our merger transaction with Trikon Technologies, Inc., Trikon was a party to an employment lawsuit in France. On March 10, 2004, Dr. Jihad Kiwan departed Trikon as Director and Chief Executive Officer.  On March 29, 2004 and April 2, 2004, Trikon received letters from a United Kingdom law firm and from a French law firm, respectively, on behalf of Dr. Kiwan, detailing certain monetary claims for severance amounts due to Dr. Kiwan with respect to his employment with Trikon. On April 28, 2004, Dr. Kiwan filed a lawsuit in France and on June 10, 2004, filed similar proceedings in the United Kingdom. Dr. Kiwan has subsequently withdrawn the proceedings in the United Kingdom. On January 7, 2008, the French Commercial Court in Grenoble rejected certain of Dr. Kiwan’s claims but ordered us to pay monetary awards with respect to certain other of Dr. Kiwan’s claims. We have appealed the decision and do not believe that the outcome of the dispute will have a material impact on our business, financial condition or results of operations.  We have accrued our estimate of the cost to settle the claims at March 28, 2008.

On December 1, 2006, we filed an arbitration demand against ASML U.S., Inc., and related entities, asserting claims of fraud, negligent misrepresentation, fraud in the inducement and breach of the covenant of good faith and fair dealing arising out of our purchase of ASML’s Thermal Division in October 2003.  Following discovery and an unsuccessful motion for summary judgment filed by ASML, the matter was arbitrated in December 2007 and January 2008.  The arbitrator issued a preliminary judgment in favor of ASML.  Based on a provision in the governing contract providing that the party prevailing in the arbitration may recover its attorneys’ fees and costs from the opposing party, the arbitrator has ordered briefing by both parties with regard to any fee request by ASML.  On April 17, 2008, ASML submitted a petition seeking approximately $2.5 million in attorneys’ fees and costs incurred in connection with this matter.  We intend to oppose this request and plan to file an opposition brief on May 9, 2008.   We have accrued our estimate of the cost to settle the claims at March 28, 2008.

ITEM 1A.  RISK FACTORS

As a “smaller reporting company,” we are not required to provide the information required by this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1

Purchase Agreement and Joint and Mutual Escrow Instructions, dated as of March 6, 2008, between Aviza Technology, Inc. and Fowler Property Acquisitions, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on March 12, 2008.

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

Dated: May 9, 2008
	By:	/s/ PATRICK C. O’CONNOR

Patrick C. O’Connor Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1

Purchase Agreement and Joint and Mutual Escrow Instructions, dated as of March 6, 2008, between Aviza Technology, Inc. and Fowler Property Acquisitions, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on March 12, 2008.

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