Form 10-Q
period 2008-06-27
Aviza Technology, Inc.
filed 2008-08-07
CIK 1311396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2008

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

YES   ☒     NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES   ☐     NO   ☒

As of August 6, 2008, the registrant had 21,856,473 shares of its common stock, par value $0.0001 per share, outstanding.

Aviza Technology, Inc.

ITEM 1. FINANCIAL STATEMENTS

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par amounts and number of shares)

	June 27,	September 28,
	2008	2007 (1)
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,824	$23,087
Accounts receivable - net	27,526	37,202
Inventory	45,941	45,529
Prepaid expenses and other current assets	5,128	5,317
Total current assets	90,419	111,135

PROPERTY, PLANT AND EQUIPMENT - net	25,408	31,781
INTANGIBLE ASSETS - net	1,769	3,333
OTHER ASSETS	1,511	1,831
TOTAL	$119,107	$148,080

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short term borrowings and current portion of notes payable	$28,643	$15,043
Accounts payable	21,320	22,536
Warranty liability	7,593	11,222
Accrued liabilities	18,729	13,391
Total current liabilities	76,285	62,192
NOTES PAYABLE - Long term	12,295	14,490
OTHER LIABILITIES - Long term	175	—
Total liabilities	88,755	76,682

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value - 5,000,000 shares authorized; none outstanding	—	—
Common stock, $0.0001 par value—100,000,000 shares authorized; 21,856,473 and 20,846,549 shares issued and outstanding at June 27, 2008 and September 28, 2007, respectively	2	2
Additional paid-in capital	121,690	118,400
Accumulated deficit	(94,225)	(49,974)
Accumulated other comprehensive income	2,885	2,970
Total stockholders’ equity	30,352	71,398
TOTAL	$119,107	$148,080

(1)   Amounts were derived from our audited consolidated financial statements for the year ended September 28, 2007 included in our Annual Report on Form 10-K.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Quarter Ended		Nine Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007

NET SALES	$33,505	$57,421	$97,693	$181,251

COST OF GOODS SOLD:
Cost of goods sold	22,490	39,246	67,808	125,304
Cost of goods sold - restructuring charges	—	—	13,029	—
Total cost of goods sold	22,490	39,246	80,837	125,304

GROSS PROFIT	11,015	18,175	16,856	55,947

OPERATING EXPENSES:
Research and development	7,337	8,101	23,357	23,815
Selling, general and administrative	9,001	8,217	28,084	24,846
Restructuring and other charges	—	—	7,792	—
Total operating expenses	16,338	16,318	59,233	48,661
INCOME (LOSS) FROM OPERATIONS	(5,323)	1,857	(42,377)	7,286

OTHER INCOME (EXPENSE):
Interest income	22	146	106	283
Interest expense	(487)	(663)	(1,435)	(2,978)
Other income - net	15	(449)	49	(425)

Total other expense - net	(450)	(966)	(1,280)	(3,120)

INCOME (LOSS) BEFORE INCOME TAXES	(5,773)	891	(43,657)	4,166
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(128)	382	594	1,178

NET INCOME (LOSS)	$(5,645)	$509	$(44,251)	$2,988

Net income (loss) per share:
Basic	$(0.26)	$0.02	$(2.05)	$0.16
Diluted	$(0.26)	$0.02	$(2.05)	$0.16
Weighted average common shares:
Basic	21,856,473	20,763,221	21,590,985	18,150,976
Diluted	21,856,473	21,607,161	21,590,985	18,964,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)

	Nine Months Ended
	June 27,	June 29,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(44,251)	$2,988
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	4,045	2,908
Amortization	420	945
Non-cash restructuring and other charges	17,676	—
Fair value of common stock issued for prototype materials	125	—
Stock-based compensation	1,451	1,530
Gain on disposal of equipment	(296)	—
Provision for allowance for doubtful accounts	141	(19)
Write-off costs of prior financing agreements	—	176
Reduction in acquired intangible assets due to the use of acquired net operating losses	—	509
Changes in assets and liabilities:
Accounts receivable	9,494	(13,936)
Inventory	(10,902)	8,829
Prepaid expenses and other assets	1,175	104
Accounts payable	(772)	(11,199)
Warranty liability	(3,593)	1,104
Accrued liabilities	5,438	1,609
Net cash used in operating activities	(19,849)	(4,452)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,511)	(7,479)
Purchase of technology license	(48)	—
Proceeds from sale of equipment	324	—
Proceeds from sale of the net assets of ET Equipments Ltd.	600	—
Net cash used in investing activities	(1,635)	(7,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (repayments) on credit lines	13,075	(12,341)
Proceeds from the issuance of common stock	9	27,689
Net proceeds on refinancing of mortgage loan	—	5,635
Proceeds from equipment loan	—	4,000
Payments on mortgage loan	(333)	(253)
Payments on other borrowings	(985)	(958)
Payments on equipment loan	(973)	(95)
Payments on capital lease obligations	(234)	(195)
Net cash provided by financing activities	10,559	23,482
Effect of exchange rates on foreign cash balances	(338)	(281)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,263)	11,270
CASH AND CASH EQUIVALENTS:
Beginning of period	23,087	10,722
End of period	$11,824	$21,992
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,320	$2,560
Cash paid for income taxes	$629	$353
NONCASH INVESTING AND FINANCING ACTIVITIES:
Fair value of common stock issued in the acquisition of technology license	$1,715	$—
Property and equipment purchases included in accounts payable at end of period	$129	$537
Equipment acquired under capital lease	$71	$715
Notes payable issued for services to be rendered	$—	$1,737

The accompanying notes are an integral part of these condensed consolidated financial statements

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 27, 2008
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Our operating results for the quarter and nine months ended June 27, 2008 are not necessarily indicative of the results that may be expected for future quarters and the fiscal year ending September 26, 2008. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended September 28, 2007, which are included in our Annual Report on Form 10-K, and the risk factors contained therein.

The preparation of the accompanying unaudited condensed consolidated financial statements requires the use of estimates that affect the reported amounts of assets, liabilities, revenues, expenses and contingencies. These estimates include, but are not limited to, estimates related to revenue recognition, allowance for doubtful accounts, inventory valuation, tangible and intangible long-lived asset valuation, warranty and other obligations, contingent liabilities and litigation. Estimates are updated on an ongoing basis and are evaluated based on historical experience and current circumstances. Changes in facts and circumstances in the future may give rise to changes in these estimates which may cause actual results to differ from current estimates.

Aviza Technology, Inc.’s (the “Company” or “Aviza”) current fiscal year will end on September 26, 2008 and includes 52 weeks. We close our fiscal quarters on the last Friday of December, March, June and September.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. Balance Sheet Details

	June 27,	September 28,
	2008	2007
	(in thousands)
Inventory:
Raw materials	$28,985	$28,667
Work-in-process	12,636	13,692
Finished goods and evaluation systems	4,320	3,170
Total	$45,941	$45,529

Prepaid expenses and other current assets:
Insurance	$375	$96
Deferred installation costs	249	385
Taxes	2,055	2,621
Other	2,449	2,215
Total	$5,128	$5,317

Property, plant and equipment - net:
Land	$1,839	$1,839
Buildings and improvements	12,217	12,198
Machinery and equipment	18,964	18,659
Office furnishings, fixtures and equipment	6,672	6,564
Construction-in-process	758	3,820
Total	40,450	43,080
Accumulated depreciation	(15,042)	(11,299)
Property, plant and equipment - net	$25,408	$31,781

Accrued liabilities:
Accrued payroll and payroll taxes	$5,190	$5,660
Accrued legal and accounting fees	4,618	1,643
Deferred revenue	974	1,076
Accrued restructuring charges	1,646	—
Other taxes payable	3,455	3,557
Other	2,846	1,455
Total	$18,729	$13,391

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

Under our stock option plans, we may grant options to purchase up to a maximum of 6,644,000 shares of common stock, including outstanding options to employees, directors and consultants at a price not less than the fair market value on the date of the grant. These options generally vest over two to five years and generally expire seven to ten years from the date of the grant.

We recognized stock-based compensation expense of $456,000 and $1,451,000 during the quarter and nine months ended June 27, 2008, respectively, and $616,000 and $1,530,000 during the quarter and nine months ended June 29, 2007, respectively. Due to uncertainty surrounding the realization of the income tax benefit related to stock based compensation expense, there is no related income tax benefit recognized in the consolidated statements of operations for the quarter and nine months ended June 27, 2008 and June 29, 2007, respectively, as a full valuation allowance has been provided against the deferred tax asset.

The fair value of our stock options granted in the quarter and nine months ended June 27, 2008 and June 29, 2007, respectively, was estimated at the date of grant using the following weighted average assumptions:

	Quarter Ended		Nine Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
Expected life (years)	3.0	4.8	3.6	4.6
Risk-free interest rate	2.6%	4.6%	2.8%	4.7%
Stock price volatility	58.0%	60.1%	56.3%	60.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%

The following table summarizes our stock option activity under the stock plans during the quarter and nine months ended June 27, 2008:

			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (Years)	Value

Outstanding at September 28, 2007	4,202,499	$5.01	6.51	$3,496,801
Granted	410,000	1.78
Exercised	(9,924)	0.95
Forfeited	(35,932)	12.78
Outstanding at December 28, 2007	4,566,643	4.66	6.27	1,266,487
Granted	100,000	1.10
Exercised	—	—
Forfeited	(78,540)	9.55
Outstanding at March 28, 2008	4,588,103	4.50	6.01	—
Granted	883,500	0.52
Exercised	—	—
Forfeited	(232,346)	4.52
Outstanding at June 27, 2008	5,239,257	3.83	5.57	—

Options vested and expected to vest at June 27, 2008	4,948,238	3.87	5.57	—

Options vested at June 27, 2008	2,904,720	4.55	5.55	—

The aggregate intrinsic value represents total pre-tax intrinsic value based on the closing stock price of $0.52, $0.50, $1.81 and $3.45 per share at June 27, 2008, March 28, 2008, December 28, 2007 and September 28, 2007, respectively.

As of June 27, 2008, there was $3.2 million of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized over a weighted average period of approximately 2.4 years.

The following table details total stock-based compensation expense for the quarters and nine months ended June 27, 2008 and June 29, 2007, respectively:

	Quarter Ended		Nine Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
	(in thousands)
Cost of goods sold	$50	$58	$152	$159
Research and development	110	140	350	363
Selling, general and administrative	296	418	949	1,008

Pre-tax stock-based compensation expense	456	616	1,451	1,530
Income tax benefits	—	—	—	—
Stock-based compensation expense	$456	$616	$1,451	$1,530

The options outstanding and vested at June 27, 2008 were in the following exercise price ranges:

	Options Outstanding			Options Vested
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average	Number	Average
Exercise	Number	Contractual	Exercise	Vested and	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$0.52 - $0.54	849,541	4.86	$0.52	33,571	$0.52
$0.55 - $0.83	1,091,868	5.52	0.83	1,091,830	0.83
$0.84 - $4.98	1,746,589	5.13	3.49	776,000	3.59
$4.99 - $87.07	1,551,259	6.48	8.14	1,003,319	9.47
$0.52 - $87.07	5,239,257	5.57	3.83	2,904,720	4.55

The weighted average fair value of options on the grant date, as determined under SFAS 123(R), granted during the quarter and nine months ended June 27, 2008 was $0.21 and $0.42 per share, respectively, and $3.21 and $3.07 per share for the quarter and nine months ended June 29, 2007, respectively.

The total intrinsic value of options exercised during the quarter and nine months ended June 27, 2008 was $0 and $14,000 respectively, and $129,000 and $419,000 for the quarter and nine months ended June 29, 2007, respectively. The total cash received from employees as a result of employee stock options exercises during the quarter and nine months ended June 27, 2008 was $0 and $9,000, respectively. For the quarter and nine months ended June 29, 2007, the total cash received from employees as a result of stock option exercise was $56,000 and $216,000, respectively.

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

The prototype materials were expensed as research and development costs during the quarter ended December 28, 2007. The cost of the license is being amortized over its estimated 10-year useful life commencing January 2008.

Intangible assets are recorded at cost, net of accumulated amortization, and are amortized over their estimated useful lives using the straight-line method. At June 27, 2008 and September 28, 2007 our intangible assets consisted of licenses which we have acquired.

We evaluate intangible assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. During March 2008, we successfully completed testing of new technology which provides a more efficient and cost-effective solution than certain technology we had previously licensed. As a result, the value of the previously licensed technology became impaired. The previously licensed technology was written down to its fair value at March 28, 2008 based upon an analysis of future cash flows related to the technology. This resulted in an impairment charge to operations of approximately $3.0 million which was included in restructuring and other charges during the quarter ended March 28, 2008. The estimated useful life of the previously licensed technology was reduced to one year from March 28, 2008 based on our analysis. The net book value of this license at June 27, 2008 was $94,000, which reflects the write-down.

Accumulated amortization and impairment on our intangible assets at June 27, 2008 and September 28, 2007 was $3,994,000 and $858,000, respectively.

Amortization expense relating to all intangible assets was $75,000 and $319,000 for the quarter and nine months ended June 27, 2008, respectively, and $116,000 and $369,000 for the quarter and nine months ended June 29, 2007, respectively. Based on the intangible assets recorded at June 27, 2008, and assuming no subsequent additions to or impairment of the underlying assets, the remaining amortization expense is expected to be as follows (in thousands):

September 26, 2008 (remaining 3 months)	$75
September 25, 2009	239
September 24, 2010	176
September 30, 2011	176
September 28, 2012	176
Thereafter	927
Total	$1,769

5. Borrowing Facilities

Borrowings consist of the following (in thousands):

	June 27,	September 28,
	2008	2007
Bank loan (revolving line of credit)	$26,012	$12,937
Equipment note payable	2,630	3,603
Mortgage note payable	11,452	11,785
Other notes payable	371	572
Capital lease obligations	473	636
Total	40,938	29,533
Less: short-term and current portion of long-term borrowings	28,643	15,043
Long-term portion	$12,295	$14,490

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

	Quarter Ended		Nine Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
	(in thousands)
Beginning warranty accrual	$8,575	$12,903	$11,222	$10,816
Additional accruals for new shipments	890	2,484	2,058	8,248
Warranty costs incurred	(1,317)	(2,806)	(5,314)	(6,560)
Expiration and change in liability for pre-existing warranties during the period	(555)	(556)	(373)	(479)
Ending warranty accrual	$7,593	$12,025	$7,593	$12,025

Guarantees—In addition to product warranties, we, from time to time, in the normal course of business, indemnify certain customers against third-party claims that our products, when used for their intended purposes, infringe the intellectual property rights of such third party or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, we have never made payments under these obligations, accordingly no liabilities have been recorded for these obligations on the balance sheet at June 27, 2008 and September 28, 2007, respectively.

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

 Income tax expense primarily relates to our foreign operations as we continue to incur losses from domestic operations. We recorded an income tax benefit of $128,000 during the quarter ended June 27, 2008 and income tax expense of $594,000 during the nine months ended June 27, 2008. We recorded income tax expense of $382,000 and $1,178,000 for the quarter and nine months ended June 29, 2007, respectively.

 We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”) on September 29, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of September 29, 2007, we had approximately $3.5 million of unrecognized tax benefits, $2.1 million of which would affect our effective tax rate if recognized, and $1.4 million would be offset by valuation allowance. At June 27, 2008, we had $3.6 million of unrecognized tax benefits.

 In addition, we recognized interest and penalties related to uncertain tax positions in income tax expense. At the adoption date of September 29, 2007, we had approximately $124,000 of accrued interest and penalties for uncertain tax positions primarily from our foreign operations. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of the statue of limitations prior to June 26, 2009.

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

8. Restructuring and Other Charges

Restructuring Charges - During the quarter ended March 28, 2008, we announced our plans for a significant global restructuring based on an analysis of our product strategy, served markets and internal operations. In order to streamline our operations and align product offerings with the current market conditions, we have and will continue to downsize programs, products and spending related to trench capacitor technology for DRAM and will decrease our overall dependence on the DRAM market. The restructuring of our global workforce, products and business operations was designed to reduce our overall cost structure, as well as improve operational execution and financial performance. We have refocused on our core strengths in the ALD, Etch and PVD technologies, while moving away from the development of large batch thermal systems. We will continue to service and support our current global installed base.

As part of our restructuring plans, we executed a global reduction in workforce, divested ourselves of a non-core operation and wrote down assets related to non-core products which included inventory revaluation, cancellation of purchase commitments and the write-down of impaired machinery and equipment. Volume manufacturing will no longer be performed at our Scotts Valley headquarters. Of the restructuring charges, approximately $2.4 million required future cash payments. We estimate these payments will be made throughout fiscal 2009. At June 27, 2008, approximately $1.6 million of these estimated payments remained unpaid and are included in accrued liabilities.

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

Transaction costs related primarily to legal fees incurred.

Other Charges - During the quarter ended March 28, 2008, we recognized impairment of an intangible asset related to a license we had acquired (see Note 4). Completion of successful testing of a new technology, which provides a more efficient and cost-effective solution, lead to the impairment of the license, resulting in a charge of approximately $3.0 million to operations during the quarter ended March 28, 2008.

The impact of these restructuring and other charges on the operating results for the nine months ended June 27, 2008, and the remaining liability as of June 27, 2008, is summarized as follows (in thousands):

		Loss on		Sale of Net	Impairment of
	Reduction in	Non-cancellable	Inventory	Assets of	Machinery and	Impairment of
	Work Force	Purchase Commitments	Revaluation	ET Equipments Ltd.	Equipment (1)	Intangible	Total

Restructuring costs - cost of goods sold	$380	$2,178	$10,471	$—	$—	$—	$13,029
Restructuring and other charges - operating expenses	387	—	-	543	3,854	3,008	7,792
Total restructuring and other charges	767	2,178	10,471	543	3,854	3,008	20,821
Non-cash adjustments	—	—	(10,471)	(543)	(3,654)	(3,008)	(17,676)
Cash payments	(589)	(149)	—	—	—	—	(738)
Balance at March 28, 2008	178	2,029	—	—	200	—	2,407
Cash payments	(174)	(587)	—	—	—	—	(761)
Balance at June 27, 2008	$4	$1,442	$—	$—	$200	$—	$1,646

(1) Includes $200,000 of disposal costs accrued as of June 27, 2008

9. Commitments and Contingencies

On April 11, 2006, IPS, Ltd. filed a lawsuit against us in the United States District Court for the Central District of California. The complaint alleges that we improperly used IPS’s confidential information to develop our Celsior single-wafer processing type atomic layer deposition technology. The complaint is for unspecified monetary damages, injunctive relief and an order rescinding the settlement and distributor agreements that we and IPS entered into in May 2004 in settlement of a prior lawsuit that IPS filed against ASML U.S., Inc. and us in March 2004 relating to assets that we acquired from ASML in October 2003. In May 2007, we successfully moved the dispute to arbitration. Discovery commenced in June 2007. The arbitration hearing is currently scheduled for March 2009. We intend to contest the lawsuit vigorously. We do not believe that the outcome of this lawsuit will have a material impact on our business, financial condition or results of operations.

Prior to our merger transaction with Trikon Technologies, Inc., Trikon was a party to an employment lawsuit in France. On March 10, 2004, Dr. Jihad Kiwan departed Trikon as Director and Chief Executive Officer. On March 29, 2004 and April 2, 2004, Trikon received letters from a United Kingdom law firm and from a French law firm, respectively, on behalf of Dr. Kiwan, detailing certain monetary claims for severance amounts due to Dr. Kiwan with respect to his employment with Trikon. On April 28, 2004, Dr. Kiwan filed a lawsuit in France and on June 10, 2004, filed similar proceedings in the United Kingdom. Dr. Kiwan has subsequently withdrawn the proceedings in the United Kingdom. On January 7, 2008, the French Commercial Court in Grenoble rejected certain of Dr. Kiwan’s claims but ordered us to pay monetary awards with respect to certain other of Dr. Kiwan’s claims. We intend to appeal the decision and do not believe that the outcome of the dispute will have a material impact on our business, financial condition or results of operations. We have accrued our estimate of the costs to settle the claims at June 27, 2008.

On December 1, 2006, we filed an arbitration demand against ASML U.S., Inc., and related entities, asserting claims of fraud, negligent misrepresentation, fraud in the inducement and breach of the covenant of good faith and fair dealing arising out of our purchase of ASML’s Thermal Division in October 2003. Following discovery and an unsuccessful motion for summary judgment filed by ASML, the matter was arbitrated in December 2007 and January 2008. The arbitrator issued a preliminary judgment in favor of ASML. Based on a provision in the governing contract providing that the party prevailing in the arbitration may recover its attorneys’ fees and costs from the opposing party, the arbitrator has ordered briefings by both parties with regard to any fee request by ASML. On April 17, 2008, ASML submitted a petition seeking approximately $2.5 million in attorneys’ fees and costs incurred in connection with this matter. Following full briefing by both parties, the arbitrator issued a final award of approximately $1.4 million in attorneys’ fees and costs to ASML. We have accrued our estimate of the cost to settle the claims at June 27, 2008.

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

10. Major Customers

The following chart illustrates the percentages of our net sales accounted for by our largest customers for the periods indicated:

	Quarter Ended		Nine Months Ended
	June 27,	June 29,	June 27,	June 29,
Customers	2008	2007	2008	2007

A	33%	20%	16%	35%
B	11%	27%	—	—
C	—	—	10%	—

11. Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Quarter Ended		Nine Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
Net income (loss)	$(5,645)	$509	$(44,251)	$2,988
Currency translation adjustment	(37)	404	(85)	1,613

Total comprehensive (loss) income	$(5,682)	$913	$(44,336)	$4,601

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

	Quarter Ended		Nine Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007

Numerator:
Net income (loss)	$(5,645)	$509	$(44,251)	$2,988

Denominator:
Basic weighted average shares outstanding	21,856,473	20,763,221	21,590,985	18,150,976
Effect of potentially dilutive securities:
Stock options	—	843,940	—	813,599
Dilutive weighted average shares outstanding	21,856,473	21,607,161	21,590,985	18,964,575

Net income (loss) per share - basic	$(0.26)	$0.02	$(2.05)	$0.16

Net income (loss) per share - diluted	$(0.26)	$0.02	$(2.05)	$0.16

For the nine months ended June 27, 2008 and June 29, 2007, we had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income (loss) per share in the periods presented as their effect would have been anti-dilutive. The weighted average shares of common stock issuable upon conversion or exercise of such outstanding securities consist of the following:

	Quarter Ended		Nine Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007

Options that would have been included in the computation of dilutive shares outstanding had the Company reported net income from continuing operations because the exercise price of such options exceeded the average stock price.	—	—	1,486,416	—

Options that were excluded from the computation of dilutive shares outstanding because the total assumed proceeds exceeded the average market value of the Company’s common stock during the period	4,998,451	2,261,110	3,141,570	2,413,741

Shares issuable upon exercise of common stock warrants	290,000	406,725	300,262	406,725

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

During the quarter ended March 28, 2008, we announced plans for a global restructuring based upon an analysis of our product strategy, served markets and internal operations. The restructuring allows us to refocus our attention on our core strengths in the ALD, Etch and PVD market segments. We have and will continue to downsize programs, products and spending related to trench capacitor technology for DRAM and will decrease our overall dependence on the DRAM market. The restructuring of our global workforce, products and business operations was designed to reduce our cost structure as well as improve operational execution and financial performance. We will continue to support our current global installed base and maintain the ability to manufacture additional systems as may be required by customers. During the quarter ended March 28, 2008, we recorded approximately $17.8 million in costs associated with the restructuring. These charges were primarily attributable to a global reduction in force of approximately 15% of employees and contractors and the write-down of assets relating to non-core products or processes which include inventory revaluation, cancellation of purchase commitments and the write-down of equipment. Annualized savings as a result of our restructuring related to lower employee costs and lower depreciation expenses will be approximately $8.0 million.

On March 28, 2008, we received notification from Nasdaq informing us that the bid price of our common stock closed below the minimum $1.00 per share requirement for continued inclusion under the Market place Rule 4450(a)(5). We have until September 24, 2008 to regain compliance.

Critical Accounting Policies

There are no material changes to the critical accounting policies described in the section entitled “Critical Accounting Polices” under Item 7 in our Annual Report on Form 10-K for the fiscal year ended September 28, 2007.

Results of Operations

The information in the table below presents our statements of operations data as a percentage of net sales for the quarters and nine months ended June 27, 2008 and June 29, 2007.

	Quarter Ended		Nine Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007

Net sales	100%	100%	100%	100%
Cost of goods sold
Cost of goods sold	67%	68%	70%	69%
Cost of goods sold - restructuring charges	0%	0%	13%	0%
Total cost of sales	67%	68%	83%	69%
Gross margin	33%	32%	17%	31%

Operating expenses:
Research and development	22%	14%	24%	13%
Selling, general and administrative	27%	15%	28%	14%
Restructuring and other charges	0%	0%	8%	0%
Total operating expenses	49%	29%	60%	27%
Income (loss) from operations	(16)%	3%	(43)%	4%
Other income (expense):
Interest income	0%	0%	0%	0%
Interest expense	(1)%	(1)%	(1)%	(2)%
Other income - net	0%	0%	0%	0%
Total other expense - net	(1)%	(1)%	(1)%	(2)%
Income (loss) before income taxes	(17)%	2%	(44)%	2%
Provision for income taxes	0%	1%	1%	1%
Net income (loss)	(17)%	1%	(45)%	1%

Net Sales

	Quarter Ended		Nine Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
	(in thousands)
Net sales	$33,505	$57,421	$97,693	$181,251

Net sales for the quarter ended June 27, 2008 decreased by $23.9 million, or 42%, from the quarter ended June 29, 2007. The decrease was due primarily to the following:

•      An approximate $33.4 million decrease in net sales of our deposition and thermal processing systems. Sales recognized on shipment decreased by $28.2 million as unit shipments decreased by 96% during the quarter ended June 27, 2008 from the quarter ended June 29, 2007. Net sales recognized upon customer acceptance decreased by $5.2 million primarily due to a $3.9 million reduction in RVP-300plus system acceptances, which reflects fewer systems in the field under installation. The overall decrease is the result of changes within our DRAM customers, relating primarily to trench capacitor technology.

•      The decrease in our deposition and thermal processing systems net sales was partially offset by a $7.7 million (68%) increase in net sales of our PVD, Etch and CVD systems due to higher unit volume through market penetration in the Asia Pacific market.

•      Service and spare parts sales increased by approximately $1.7 million during the quarter ended June 27, 2008 due primarily to higher field option sales.

Net sales for the nine months ended June 27, 2008 decreased by $83.6 million, or 46%, from the nine months ended June 29, 2007. The decrease was due primarily to the following:

•      An approximate $91.9 million decrease in net sales of our deposition and thermal processing systems. Sales recognized on shipment decreased by $81.4 million as unit shipments decreased by 88% during the nine months ended June 27, 2008 as compared to the nine months ended June 27, 2007. Net sales recognized upon customer acceptance decreased by $10.5 million primarily due to an $8.2 million reduction in RVP-300plus system acceptances, which reflect lower unit shipments and completed installation during the period. The decrease was due primarily to market pricing pressures for our DRAM customers and changes relating to trench capacitor technology within our customer group.

•      The decrease in the net sales of our deposition and thermal processing systems was partially offset by a $9.4 million increase in net sales of our PVD, Etch, and CVD systems.

•      Service and spares sales were approximately 3% less during the nine months ended June 27, 2008 due primarily to lower equipment utilization at our customer sites.

During the quarter ended June 27, 2008, Triquent Semiconductor, Inc. accounted for 11% of our net sales. During the quarter and nine months ended June 27, 2008, Win Semiconductor Corporation accounted for 33% and 16% of our net sales, respectively. During the nine months ended June 27, 2008, Qimonda A.G. accounted for 10% of our net sales.

During the quarter ended June 29, 2007, Nan Ya Technology Corporation accounted for 27% of our net sales. During the quarter and nine months ended June 29, 2007, Inotera Memories, Inc. accounted for 20% and 35% of our net sales, respectively.

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

	Quarter Ended		Nine Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
	(dollars in thousands)
Gross profit	$11,015	$18,175	$16,856	$55,947
Gross margin	33%	32%	17%	31%

Gross margin increased by approximately 1% during the quarter ended June 27, 2008 as compared to the quarter ended June 29, 2007. This increase was primarily the result of the following:

•      A shift in the system product mix away from our deposition and thermal processing systems to higher-gross margin PVD, Etch, and CVD systems. During the quarter ended June 27, 2008, PVD, Etch, and CVD systems accounted for approximately 58% of system sales as compared to 20% during the quarter ended June 29, 2007.

•      A decrease in unabsorbed manufacturing costs as reductions in manufacturing costs due to implementation of cost cutting measures more than offset lower manufacturing cost absorption due to lower unit volume.

These positive impacts on gross margin were partially offset by an 8% reduction in overall service gross margin, which was due primarily to lower installation and warranty activity related to deposition and thermal product lines.

The decrease in gross margin of 14% during the nine months ended June 27, 2008 as compared to the nine months ended June 29, 2007 was primarily due to the restructuring charges of approximately $13.0 million recorded during the nine months ended June 27, 2008.

Excluding the impact of restructuring charges, gross margin for the nine months ended June 27, 2008 was consistent with gross margin for the nine months ended June 29, 2007. While gross margin was consistent from period to period the changes impacting gross margin during the nine months ended June 27, 2008 as compared to the nine months ended June 29, 2007 were as follows:

•      Gross margin recognized on shipment of our systems was approximately 8% higher during the nine months ended June 27, 2008 due to changes in the product mix, with a higher proportion of PVD, Etch, and CVD shipments and a lower proportion of thermal processing systems.

•      Gross margin on service-related activities decreased by approximately 10% due to lower spare parts sales, a higher proportion of field option sales during the nine months ended June 27, 2008 and lower demand for installation and warranty services created by lower shipments during the nine months ended June 27, 2008.

•      Reductions in manufacturing cost of approximately $6.0 million were more than offset by lower manufacturing cost absorption of $8.5 million due to a decrease in the number of systems produced during the nine months ended June 27, 2008 primarily in relation to an 88% decrease in deposition and thermal system shipments.

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

	Quarter Ended		Nine Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
	(dollars in thousands)
Research and development	$7,337	$8,101	$23,357	$23,815
Percent of net sales	22%	14%	24%	13%

Research and development costs decreased by approximately $0.8 million, or 9%, during the quarter ended June 27, 2008 as compared to the quarter ended June 29, 2007 due primarily to the following:

•	A 19% reduction in head count contributed to a net decrease of approximately $0.5 million in salaries and benefits.

•	A $0.3 million reduction in net prototype supplies related primarily to a next-generation product development project that was in process during the quarter ended June 29, 2007.

•

As part of our restructuring plan implemented during fiscal 2008, we deemphasized research and development activity related to thermal products. As a result, our development lab-related costs for supplies, chemicals, gases and prototype supplies related to the thermal products decreased by approximately $0.6 million.

•	Increased travel expenses of approximately $0.2 million related to increased PVD, Etch, and CVD opportunities in the Asia Pacific region.

•	Approximately $0.2 million increase in depreciation expense and lab equipment rentals.

•	An approximate $0.1 million increase in patent-related costs.

The net decrease in research and development costs of approximately $0.5 million, or 2%, during the nine months ended June 27, 2008 as compared to the nine months ended June 29, 2007 was primarily due to the following:

•	A $0.5 million decrease in salaries and benefits related primarily to a reduction in workforce associated with our restructuring plan implemented during the nine months ended June 29, 2008.

•

As part of our restructuring plan implemented during fiscal 2008, we deemphasized continued research and development activity related to our thermal product lines. As a result, we reduced costs by approximately $1.4 million through decreased development lab activities.

•

Increased depreciation, amortization, and equipment rental expense of approximately $1.0 million related primarily to equipment installed in our development laboratories and amortization of a technology license acquired during December 2007.

•	Increased travel expense of approximately $0.3 million related primarily to increased PVD, Etch, and CVD business opportunities in Asia Pacific region.

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

	Quarter Ended		Nine Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
	(dollars in thousands)
Selling, general and administrative	$9,001	$8,217	$28,084	$24,846
Percent of net sales	27%	15%	28%	14%

The increase in selling, general and administrative expense of approximately $0.8 million, or 10%, during the quarter ended June 27, 2008, as compared to the quarter ended June 29, 2007, was primarily due to the following:

•      A $1.0 million increase in legal costs associated with pending legal matters.

•      An approximate $0.2 million increase in third-party commissions due to increased system shipments to certain customers in Taiwan.

•      An approximate $0.5 million increase in depreciation expense and license fees.

•      Increased currency exchange losses of approximately $0.2 million.

These cost increases were partially offset by:

•      A $0.6 million decrease in salaries and benefits related to lower headcount and stock compensation costs.

•      Lower consulting costs of approximately $0.2 million.

•      Lower travel and supply costs of approximately $0.4 million related primarily to the implementation of Oracle 11i during fiscal 2007.

The increase in selling, general and administrative expense of approximately $3.2 million, or 13%, during the nine months ended June 27, 2008 over the nine months ended June 29, 2007 was primarily due to the following:

•      A $5.2 million increase in costs associated with pending legal matters.

•      Increases in costs associated with our international infrastructure build-up of $0.5 million.

•      A $0.4 million increase in depreciation expense related to the implementation of Oracle 11i, which was completed at the end of fiscal 2007.

•      A $0.2 million increase in bad debt expense.

These increases were partially offset by:

•      Lower salary, wages and employee benefits of approximately $1.3 million due primarily to lower headcount.

•      Approximately $0.2 million in reduced commission expenses related to lower system sales during the nine months ended June 27, 2008.

•      Lower travel costs of approximately $0.3 million due primarily to the implementation of Oracle 11i in 2007 and lower thermal system business levels in fiscal 2008.

•      A $0.4 million increase in currency transaction gains.

•      Approximately $0.3 million in reduced supplies expense due to the Oracle 11i implementation in fiscal 2007.

Restructuring and Other Charges

	Quarter Ended		Nine Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
	(dollars in thousands)
Restructuring and Other Charges	$—	$—	$7,792	$—
Percent of net sales	0%	0%	8%	0%

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

The breakdown of restructuring and other charges included in operating expenses for the nine months ended June 27, 2008 are as follows (in thousands):

Impairment of machinery and equipment	$3,854
Impairment of intagible asset	3,008
Loss on sale of net assets of ET Equipments LTD	543
Reduction in work force	387
$7,792

Interest Expense

	Quarter Ended		Nine Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
	(dollars in thousands)
Interest expense	$487	$663	$1,435	$2,978
Percent of net sales	1%	1%	1%	2%

Our interest expense for the quarters and nine months ended June 27, 2008 and June 29, 2007 consisted primarily of interest incurred on our revolving line of credit, equipment term loan and commercial real estate loan. In addition, amortization of debt issuance costs impacted both quarters. During the nine months ended June 29, 2007, interest expense included the amortization of the fair value of warrants issued to affiliates of VantagePoint in consideration of VantagePoint’s agreement to guarantee a portion of our prior revolving line of credit. During April 2007, we entered into a new financing agreement that did not require further guarantees. Unamortized debt issuance costs and warrant amortization related to the prior financing agreements were written off when the transaction for our new financing closed.

Aggregate borrowings under our current revolving line of credit, equipment term loan and commercial real estate loan were $40.1 million at June 27, 2008 and $31.7 million at June 29, 2007.

During the quarter ended June 27, 2008, interest expense decreased by approximately $0.2 million from the quarter ended June 29, 2007, due primarily to lower average interest rates on our current credit facility. Interest rates on our current credit facility averaged 5.0% during the quarter ended June 27, 2008. Interest rates on our facilities in place during the quarter ended June 29, 2007 ranged from 7.75% to 10.625%.

During the nine months ended June 27, 2008, interest expense decreased by approximately $1.5 million from the nine months ended June 29, 2007 primarily due to lower average borrowings ($28.8 million average borrowings on our credit facility during the nine months ended June 27, 2008 as compared to $33.6 million average borrowings on our credit facilities in place during the nine months ended June 29, 2007), a lower average interest rate (6.0% as compared to 8.4%) and lower amortization of debt issuance costs ($0.1 million as compared to $0.6 million).

Income Taxes

Because we have incurred significant operating losses during prior periods, no material federal or state income taxes have been recorded. We recorded income taxes relating to certain profitable international subsidiaries and provided a full valuation allowance on our net tax benefits generated in all other jurisdictions during the respective periods.

Liquidity and Capital Resources

At June 27, 2008, our cash and cash equivalents were $11.8 million as compared to $23.1 million at September 28, 2007. This $11.3 million decrease in cash and cash equivalents is primarily attributable to cash used to fund operations ($19.8 million) and capital expenditures ($2.5 million) during the nine months ended June 29, 2008, which was partially offset by increased borrowings under our revolving line of credit.

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

Cash Flows from Operating Activities

Operating activities used $19.8 million of cash in the nine months ended June 27, 2008. Cash was used to fund operating losses of $44.3 million during the nine months ended June 27, 2008. Non-cash operating costs totaling $23.6 million, consisting primarily of depreciation and amortization, restructuring and other charges and stock-based compensation, were included in the operating loss for the period. Cash provided by a decrease of $9.5 million in accounts receivable primarily due to collections of retentions due on shipments, a decrease of $1.2 million in prepaid expenses and other current assets and a $5.4 million increase in accrued liabilities primarily related to increased legal costs and restructuring charges was partially offset by cash used to fund increases in inventory of $10.9 million primarily related to increased PVD, Etch and CVD business opportunities, a decrease of $3.6 million in warranty liabilities primarily due to lower system shipments during the nine months ended June 27, 2008 and a decrease in accounts payable of $0.8 million due to the timing of inventory purchases.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended June 27, 2008 was $1.6 million. Cash used in investing activities during the quarter primarily consisted of purchasing equipment to be used in our development and demonstration laboratories ($2.5 million), which was partially offset by proceeds received from the sale of equipment ($0.3 million) and the sale of the net assets of ET Equipments Ltd. ($0.6 million), our machine shop located in Wales, U.K.

Cash Flows from Financing Activities

Net cash generated by financing activities for the nine months ended June 27, 2008 was $10.6 million. Incremental bank borrowings under our revolving line of credit generated $13.1 million in cash. Payments on our equipment and mortgage lines of credit, short-term borrowings and capital lease obligations were the primary offsets to these borrowings.

During April 2007, we entered into a credit facility with a syndicate of banks to refinance our previous line of credit and mortgage line of credit. Our credit facility includes a two-year revolving line of credit, an equipment term loan and a four-year commercial real estate term loan. We may borrow up to $55.0 million under our credit facility. Borrowings under the credit facility bear interest at the London Inter Bank Offering Rate, or LIBOR, plus 2.18% (4.64% at June 27, 2008). The terms of the credit agreement prohibits us from paying cash dividends on our common stock. The credit agreement contains certain financial and operating covenants.

Maximum borrowings available under the revolving line of credit are $44.0 million and are secured by our accounts receivable and inventory. Outstanding borrowings under the revolving line of credit were $26.0 million at June 27, 2008.

Maximum borrowings under the equipment term loan are $4.0 million and are secured by a lien on our equipment. Our equipment term loan has a three-year amortization period with monthly payments of principal and accrued interest. Outstanding borrowings under the equipment term loan were $2.6 million at June 27, 2008. As principal is paid down under the equipment portion of the facility, additional borrowing availability will be created under the revolving portion of the credit facility.

Maximum borrowings under the commercial real estate term loan are $13.0 million or 70% of the appraised value of the real estate, whichever is lower, and are secured by a deed of trust on our Scotts Valley facility. Monthly payments of principal and accrued interest will be based on a 20-year amortization period of the loan principal. Outstanding borrowings under the commercial real estate term loan were $11.5 million at June 27, 2008. As principal is paid down under the commercial real estate portion of the facility, additional borrowing availability will be created under the revolving portion of the credit facility.

A subsidiary of ours has a revolving line of credit for 200,000,000 Japanese Yen (approximately $1.9 million, at the exchange rate on June 27, 2008) under which there were no borrowings at June 27, 2008. The credit line bears interest at 1.875% per annum.

Off-Balance Sheet Arrangements

At June 27, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of June 27, 2008, our disclosure controls and procedures were effective. During the nine months ended June 27, 2008, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 11, 2006, IPS, Ltd. filed a lawsuit against us in the United States District Court for the Central District of California. The complaint alleges that we improperly used IPS’s confidential information to develop our Celsior single-wafer processing type atomic layer deposition technology. The complaint is for unspecified monetary damages, injunctive relief and an order rescinding the settlement and distributor agreements that we and IPS entered into in May 2004 in settlement of a prior lawsuit that IPS filed against ASML U.S., Inc. and us in March 2004 relating to assets that we acquired from ASML in October 2003. In May 2007, we successfully moved the dispute to arbitration. Discovery commenced in June 2007. The arbitration hearing is currently scheduled for March 2009. We intend to contest the lawsuit vigorously. We do not believe that the outcome of this lawsuit will have a material impact on our business, financial condition or results of operations.

Prior to our merger transaction with Trikon Technologies, Inc., Trikon was a party to an employment lawsuit in France. On March 10, 2004, Dr. Jihad Kiwan departed Trikon as Director and Chief Executive Officer. On March 29, 2004 and April 2, 2004, Trikon received letters from a United Kingdom law firm and from a French law firm, respectively, on behalf of Dr. Kiwan, detailing certain monetary claims for severance amounts due to Dr. Kiwan with respect to his employment with Trikon. On April 28, 2004, Dr. Kiwan filed a lawsuit in France and on June 10, 2004, filed similar proceedings in the United Kingdom. Dr. Kiwan has subsequently withdrawn the proceedings in the United Kingdom. On January 7, 2008, the French Commercial Court in Grenoble rejected certain of Dr. Kiwan’s claims but ordered us to pay monetary awards with respect to certain other of Dr. Kiwan’s claims. We have appealed the decision and do not believe that the outcome of the dispute will have a material impact on our business, financial condition or results of operations. We have accrued our estimate of the cost to settle the claims at June 27, 2008.

On December 1, 2006, we filed an arbitration demand against ASML U.S., Inc., and related entities, asserting claims of fraud, negligent misrepresentation, fraud in the inducement and breach of the covenant of good faith and fair dealing arising out of our purchase of ASML’s Thermal Division in October 2003. Following discovery and an unsuccessful motion for summary judgment filed by ASML, the matter was arbitrated in December 2007 and January 2008. The arbitrator issued a preliminary judgment in favor of ASML. Based on a provision in the governing contract providing that the party prevailing in the arbitration may recover its attorneys’ fees and costs from the opposing party, the arbitrator has ordered briefing by both parties with regard to any fee request by ASML. On April 17, 2008, ASML submitted a petition seeking approximately $2.5 million in attorneys’ fees and costs incurred in connection with this matter. Following full briefing by both parties, the arbitrator issued a final award of approximately $1.4 million in attorneys’ fees and costs to ASML. We have accrued our estimate of the cost to settle the claims at June 27, 2008.

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

Dated: August 6, 2008
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