Form 10-K
period 2008-09-26
Aviza Technology, Inc.
filed 2008-12-10
CIK 1311396

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 26, 2008
OR
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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         As of March 28, 2008, the aggregate market value of the common stock held by non-affiliates of the Registrant was $5,198,616 based on the closing price of the Registrant's common stock reported by the Nasdaq Global Market on that date. Shares of common stock held by officers, directors and holders of more than 5% of the outstanding common stock have been excluded from the calculation because such persons may be deemed to be affiliates on that date. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares of the Registrant's common stock outstanding on December 2, 2008 was 21,856,473.

         Documents incorporated by reference: Portions of the definitive proxy statement for the registrant's 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to September 26, 2008.

AVIZA TECHNOLOGY, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 26, 2008

 Cautionary Statement Regarding Forward-Looking Statements

        The statements in this report include forward-looking statements. These forward-looking statements are based on our management's current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology, including the words "believes," "expects," "may," "will," "should," "seeks," "intends," "plans," "estimates" or "anticipates" or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. These forward-looking statements relate to, among other things: our sales, results of operations and anticipated cash flows; capital expenditures; depreciation and amortization expenses; research and development expenses; sales, general and administrative expenses; the development and timing of the introduction of new products and technologies; our ability to maintain and develop relationships with our existing and potential future customers and our ability to maintain the level of investment in research and development and capacity that is required to remain competitive. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including, but not limited to: variability of our revenues and financial performance; risks associated with product development and technological changes; the acceptance of our products in the marketplace by existing and potential future customers; disruption of operations or increases in expenses due to our involvement in litigation or caused by civil or political unrest or other catastrophic events; general economic conditions and conditions in the semiconductor industry in particular and the continued employment of our key personnel and risks associated with competition.

        For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see the "Liquidity and Capital Resources" section under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this report and the other risks and uncertainties that are set forth elsewhere in this report or detailed in our other Securities and Exchange Commission reports and filings. We assume no obligation to update these forward-looking statements.

 PART I

ITEM 1.    Business

Company Overview

        We design, manufacture, sell and support advanced semiconductor capital equipment and process technologies for the global semiconductor industry and related markets. Our systems are used in a variety of segments of the semiconductor market, including advanced silicon processing for memory logic devices, advanced 3-D packaging, MEMS, LED, compound semiconductors and power integrated circuits, or ICs, for communications. We focus our efforts on designing systems that enable device manufacturers to meet today's challenging technological and manufacturing requirements. We offer both front-end-of-line and back-end-of-line systems and process technologies used for the aforementioned markets addressing critical thin film formation technologies, including atomic layer deposition, or ALD, physical vapor deposition, or PVD, chemical vapor deposition, or CVD and plasma etch, or Etch, and thermal processing systems.

        Our customer base is geographically diverse and includes both integrated device manufacturers and foundry-based manufacturers. We have a broad installed base, with approximately 2,500 systems in active operation for which we are providing ongoing parts and service worldwide. We believe that these systems are installed at many of the world's semiconductor manufacturers, including a majority of the top 25 semiconductor manufacturers around the world. We sell our systems globally primarily through a direct sales force and in some instances through local independent sales representatives. Our global sales and support organization is focused on developing and nurturing long-term customer relationships. Our largest customers by net sales for our fiscal year ended September 26, 2008 were Win Semiconductor, Inc., Qimonda AG, Triquint Semiconductor Corporation, ST Microelectronics and Infineon Technologies AG.

Industry Overview

        Modern electronic devices are the fundamental building blocks used in all electronic systems, playing an important role in the proliferation of computing, communications and consumer electronics products. The market for semiconductor and related devices has expanded rapidly over recent decades as device manufacturers have produced ICs and other devices, such as 3D-ICs, gaining rapid adoption with increased functionality and increasingly smaller sizes at lower costs.

        VLSI Research Incorporated (VLSI), reports that worldwide semiconductor sales are expected to reach $237.4 billion in 2009 and expects sales to reach $356.5 billion in 2013. Growth in the IC industry has been driven both by the development of new electronic products as well as an increase in the silicon content of applications for the automotive, consumer, communication and computing industries. As these electronic products have become more sophisticated, memory ICs in particular have experienced rapid growth as the need to support increased memory capacity in these products has increased. Memory ICs are available in many different types, including dynamic random access memory, or DRAM, and flash memory, to serve a variety of different memory requirements. According to VLSI, both DRAM and flash memory sales are projected to grow at a compound annual growth rate of more than 11.9% from 2009 through 2013. 3D-IC wafers using TSV technology have numerous applications, including NAND Flash Memory, image sensors, sensors and DSP, DRAM, SRAM, FPGA and memory, processors, amplifiers for wireless LAN, communication for mobile phones and military applications. Market research firm Yole Développement forecasts the compounded annual growth rate for 3D-IC wafers to be above 60% by 2012.

        The design and manufacture of semiconductor devices involve a complex and capital-intensive multi-step process. This process involves different types of capital equipment used to manufacture, assemble and test these devices. For example, to build an IC, transistors are first created on a wafer, such as silicon, by performing a series of steps involving deposition, patterning and selective removal of unwanted layers. Interwoven within these steps are multiple thermal treatments to stabilize or activate various layers. These early fabrication process steps are typically called front-end-of-line processing. Following front-end-of-line processing, the transistors are microscopically wired together through the formation of interconnected metal layers and insulating dielectric materials, known as back-end-of-line processing. Each process step, which may be performed multiple times, is subject to a tightly controlled series of chemical, deposition, thermal and lithographic processes in order to yield a fully functional IC and related devices such as MEMS.

Industry Challenges

        Semiconductor designers and manufacturers are under increasing pressure to bring high-quality and increasingly complex devices to market faster and at lower cost. They must also continue to improve device performance while controlling or minimizing capital expenditures. This becomes more critical as cost-effective scaling presents significant challenges. As a result, device companies are beginning to rely heavily on non-scaling techniques such as new film materials and new device structures to deliver improved device performance. Capital equipment plays an important role in enabling device designers and manufacturers to lower their overall costs, get products to market quickly and improve the products' quality and reliability. As a direct result of the increasing pressure placed on designers and manufacturers to keep pace with Moore's Law, which predicts that for minimum component cost the number of transistors on an IC doubles every 24 months, capital equipment suppliers are facing new challenges in meeting their needs.

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

        The semiconductor industry continues to strive to meet the demands for improved performance, in a smaller overall package, at lower cost. Traditionally, this demand has been fueled by the industry's desire to keep pace with Moore's Law, coupled with stacking dies one on top of the other and using traditional wire bonding techniques to accomplish the die-to-die and die-to-substrate connect. However, there are physical and performance (primarily resistance capacitance constant) limitations to being able to stack dies and still meet the input/output, or I/O, requirements with wire bonding techniques.

        To achieve higher I/O and lower cost performance, the industry is investing in alternative means of stacking dies and creating interconnect approaches that minimize or eliminate traditional wire bonding techniques, one of which is the use of TSV interconnect structures. According to TechSearch International, Inc., there are over 40 companies with TSV activities. This advancement of TSV activities is a means of keeping pace with Moore's Law. Research and development and pilot line programs are common in the integrated device manufacturing, foundry and packaging manufacturers. We believe that Aviza is one of a few semiconductor capital equipment suppliers that have all of the requisite technologies in our product portfolio to create TSVs.

        New Materials—In order to keep pace with the International Technology Roadmap for Semiconductors (ITRS), the semiconductor industry is faced with the need to develop and adopt an unprecedented number of new materials, as the physical properties of conventional materials are reaching limitations in their ability to provide improved performance. New materials such as high dielectric constant materials, or high-k dielectrics, and metal electrodes are required to increase device performance.

        Lower Cost of Ownership—In order to improve their cost structure, device manufacturers demand processing platforms with lower total cost of ownership, which takes into account not only the initial purchase price but also throughput, yield, reliability, flexibility and other operating costs.

        Time-to-Market—Today's devices are characterized by rapid technological improvements and shorter product life cycles. These product life cycles are accelerated for devices used in consumer electronics products such as mobile phones and digital cameras, given the constant innovation in the consumer electronics industry, which poses additional challenges for semiconductor manufacturers and capital equipment suppliers.

Our Solutions

        We deliver a broad range of semiconductor capital equipment and process technologies to serve the needs of a wide range of integrated device manufacturers (IDMs) and packaging manufacturers. In addition to providing the high product performance expected by our customers, we believe maintaining the quality standards of our organization and our worldwide service and support are important to meeting these needs. We believe our customers choose our products because of the following factors:

        Advanced Film Development and Process Technology—Our continued development of process technologies, such as our ALD systems and TSV technology, enables semiconductor manufacturers to use new materials necessary to manufacture and package next-generation devices.

        Worldwide Customer Service and Support—Our goal is to provide our customers with global technical service, in-depth process engineering support and rapid delivery of our systems and parts. We provide customer support through our global service organization 24 hours per day, 7 days per week. In addition, we have multiple parts depots around the world to support our installed base of systems.

        Focus on Customer Relationships and Strategic Alliance—We believe that our regular dialogue with our customers and our visibility into their technology roadmaps allow us to serve their needs effectively. We also work to develop strategic alliances with equipment and materials suppliers to the semiconductor industry to produce next-generation films and processes to keep pace with the International Technology Roadmap for Semiconductors.

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

Our Strategy

        Our objective is to be a leading provider of advanced capital equipment and process technologies to semiconductor manufacturers in our served markets. To achieve this objective, our strategy is comprised of the following elements:

  •
  Provide our customers with a broad range of technologies such as our ALD, CVD, Etch and PVD systems in our served markets and in applications where we believe our products deliver a technical advantage;

  •
  Expand our customer base in the Micro-Electro-Mechanical systems (MEMS), LED, compound semiconductor (III-V) and Power IC markets with Etch, CVD and PVD systems. Continue our penetration in the 3D interconnect arena (employing Through Silicon Via, or TSV, technology) using our integrated solution for research and development;

  •
  Expand our customer base in the memory and logic markets with our ALD systems;

  •
  Further penetrate our existing customer base by seeking opportunities to sell our customers systems from our expanding portfolio of systems that they are not already purchasing from us; and

  •
  Continue to provide service, upgrades, spare parts and ongoing support for the large global installed base of large batch thermal systems, while retaining the capability to manufacture those systems when customers require additional systems.

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

        Both conventional PVD and CVD systems have limitations with respect to creating films with less thickness at the bottom of trench structures as compared to flat structures. ALD overcomes these limitations by depositing a single atomic layer at a time which covers the entire surface of the wafer independent of the surface features with the intent of achieving nearly 100% conformal step coverage in the most challenging memory structures with aspect ratios greater than 60 to 1.

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

        We believe that ALD is also best suited to deposit high-k materials, which can meet the lower electrical leakage uniformity, conformal step coverage and material purity requirements for nanotechnology. The deposition temperatures for ALD are hundreds of degrees lower than conventional CVD processes. We offer a single-wafer ALD system to address a variety of applications, film thickness and productivity requirements.

        Our Celsior fxP™ ALD system is a single-wafer, multi chamber cluster solution configurable to both 200mm and 300mm wafer sizes and is designed to meet current process and productivity requirements with capabilities beyond the 90nm node. Our Celsior fxP system is designed to offer precise atomic-level thickness control, low process temperature and highly conformal coatings with film quality for a wide range of films, including aluminum oxide, hafnium oxide, titanium oxide, hafnium silicate, titanium nitride, tantalum nitride and zirconium oxide.

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

        Our Sigma fxP system supports both interconnect applications on the front side of the wafer and solder metal applications on the back side of the wafer for the growing power device market. Our Sigma fxP system also addresses aluminum nitride deposition for bulk acoustic wave, or BAW, devices for next-generation communication products. BAW devices require uniform deposition of piezoelectric films. We have developed significant intellectual property in this area.

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

        Our Delta fxP™ system can be configured with up to six process modules to address different applications and markets, offering enhanced throughput, uptime and productivity. Process modules are based upon a standard design that allows migration between platforms as capacity demand increases. Key applications for the Delta fxP include STI, PMD and IMD.

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

        Our Delta i2L cluster system is capable of processing wafers up to 200mm in size and produces high-quality dielectric films for use in compound semiconductor, silicon analog and mixed-signal devices. A low temperature deposition process offers high-quality silicon nitride films for use as on-chip capacitor dielectrics. The dense nitride films have low hydrogen content and exhibit improved electrical performance when used in capacitors on an IC, allowing device manufacturers to use thinner capacitor dielectrics, while maintaining reliability. In addition to the capacitor dielectric process, the system also comes equipped with a suite of standard nitride and oxide process recipes.

        Atmospheric Pressure Chemical Vapor Deposition—APCVD is the process by which chemicals are applied to the wafer in an atmospherically controlled environment. Our APCVD systems employ our proprietary approach designed to allow high deposition rates with a simpler reactor design yielding higher operational reliability and high wafer throughput.

        Our APCVD systems include:

  •
  1500 APCVD—Our 1500 APCVD system processes 200mm wafers addressing design-rule fabrication capability of 0.15 micron. It offers relatively low cost of ownership with a process designed to result in improved reliability, performance and serviceability through enhanced film uniformity, reduced consumables, improved system availability and ultra-low film metal levels. Our 1500 APCVD system provides both doped and un-doped deposition of tetraethylorthosilicate-, or TEOS-, based silicon dioxide and can be utilized in a broad range of dielectric film applications for both logic and memory manufacturing requirements;

  •
  1000 APCVD—Our 1000 APCVD system offers either hybrid or TEOS-reactant processes and is designed for high productivity on 200mm wafer processing lines. It provides both doped and un-doped deposition of TEOS-based silicon dioxide and can be used in a broad range of dielectric film applications for a variety of semiconductor applications; and

  •
  999R APCVD and TEOS999 APCVD—Our 999R APCVD and TEOS999 APCVD systems are for production lines employing between 100mm and 150mm wafers and are capable of simultaneously processing two wafers in parallel. Both systems offer doped and un-doped silicon dioxide processing capabilities.

Etch

        Etch is a process that preferentially removes material from the wafer surface by chemically converting exposed portions of the surface into a gaseous by-product that is pumped away from the process chamber. Almost all deposition processes create a film covering the entire wafer surface. While many layers of different material are required to build up a device, the materials are only needed in selected parts of the wafer during the IC manufacturing process. For example, to create the current carrying "wires" of an IC, the entire wafer surface is covered with sputtered aluminum alloys and its associated barrier layers. These conductive layers are then coated with light-sensitive films, which are commonly referred to as photoresist, and are exposed to the wiring pattern during the photolithography process. Plasma etching is then used to remove the exposed conductive layer, thus replicating the wiring pattern. The metal remains in place under the photoresist, which is then stripped off. The finished metal lines at that point in the device manufacturing process are referred to as the interconnects.

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

        Both the Omega fxP and the Omega i2L support our three main plasma sources: our M0RI™ etch technology, Plasma Enhanced Reactive Ion Etch, or PERIE, and Inductively Coupled Plasma, or ICP. Additional modules may also be added to the main transport modules that provide secondary functions such as post-etch corrosion removal processes. In our etch systems suite, M0RI offers the highest plasma density that provides process solutions for the most advanced polysilicon, oxide and low-k etch requirements. The low plasma density ICP is used extensively for high-density aluminum and polysilicon etching as well as for a broad range of processing on the front and back sides of compound semiconductors. The PERIE offers medium plasma density for silicon and dielectric etching where the feature sizes are less challenging. We have also developed a variant of our M0RI etch process chamber specifically for very high aspect ratio silicon etching and micro machining. This deep silicon, or DSi, chamber offers benefits to production users in system-in-package, wafer level packaging and conventional micro-electro-mechanical systems applications. DSi techniques are used in a myriad of applications such as the manufacture of discrete components in system-in-package and accelerometers for car air bags. We also offer a gas phase etch module, which removes sacrificial layers to create microscopic moveable structures.

Batch Thermal Processing

        Wafers are subjected to intense heat that can take a wafer from room temperature to temperatures ranging from 100°C to 1200°C. Thermal processing systems, commonly referred to as furnaces, work with either low pressure, for deposition, or atmospheric, for oxidation and diffusion, conditions. LPCVD is used to deposit either a conductive non-metal film such as doped polysilicon or an insulator film such as silicon nitride. Wafers are loaded into thermal processing systems in batches of 50 to 150 wafers. The heating process may be used to modify the properties of deposited films, reactively grow various films, such as oxide, or modify the conductive properties of a silicon wafer.

        Our thermal processing systems include:

  •
  RVP-300plus™—Our RVP-300plus is designed for processing 300mm wafers addressing requirements for 0.13-micron and smaller geometries. The design of the RVP-300plus focuses on maximizing productivity and throughput. Among its features, the RVP-300plus is capable of rapidly ramping the temperature up and down, which results in chemical deposition and temperature control across the wafer. The RVP-300plus also utilizes a dual-cassette configuration resulting in increased throughput;

  •
  RVP-550™—Our RVP-550 is a flexible batch heating system with Across-Flow technology and is designed to process loads up to 100 wafers. Our Across-Flow technology generates a virtual single-wafer environment intended to result in improved process performance. We believe that the RVP-550 is well suited for advanced technology applications in a high product mix manufacturing process typically found at an advanced foundry customer;

  •
  RVP-200—Our RVP-200, which is based on the AVP platform discussed below, processes both eight-inch and six-inch wafers and meets 0.18-micron technology requirements. The RVP-200 features a design that enables it to ramp up and ramp down temperatures between two to ten times faster than the AVP platform and offers faster throughput and tighter junction depth control. By utilizing the AVP platform features such as 16-cassette wafer handling and advanced temperature control, the RVP-200 is designed to offer the same advanced reliability as our AVP systems; and

  •
  AVP-200—Our AVP-200 is a vertical furnace designed to meet the eight-inch and six-inch wafer requirements of sub-0.25 micron processing. The AVP-200 single-tube system includes advanced process control, data acquisition software, advanced automation, a proprietary process chamber design and an option for atmospheric control within the wafer handling area. Key features of the AVP system include storage capacity for sixteen 25-wafer cassettes, or a total of 400 wafers, and advanced temperature control for accurate wafer temperature regulation. We designed the AVP system to offer customers a low cost of ownership through high productivity and a small footprint.

Integrated Through Silicon Via (TSV) Formation

        The continuing trend in the consumer electronics industry is to develop smaller, more portable devices that allow multiple functions. Many handheld devices are now capable of various functions,

including voice communication, Internet access, email, video, MP3 and GPS, among others. The challenge faced by designers of these products is to continue the trend that each new generation of devices be smaller and support additional functions at a higher level of performance than the preceding model. The semiconductor industry plays a critical role in enabling the product evolution process by developing new, innovative ways of increasing functionality in a smaller overall device package, but at the same time maintaining or reducing the overall cost of the completed chip set. 3D-ICs are an important part of this innovation.

        For research and development and pilot production, the ideal embodiment of the integrated TSV process solution is a single toolset capable of all three critical, individual process steps in TSV formation: TSV etch, CVD liner & liner etch and PVD. The unique advantage of such an approach would provide an opportunity for TSV development time to be shortened dramatically.

        With all three process technologies, Etch, PVD and CVD, a single system would have a much smaller footprint, compared to three individual systems, and a single install, minimizing cost and disruption to the clean room, thus reducing the overall time to produce the first wafer. In addition, this type of system would allow research and development users to link separate processes without existing the vacuum environment in order to discover potential performance benefits, and then apply those findings to optimally configure production systems. This would be impossible on traditionally configured single-process systems.

        Since all three processes interact with each other, the user is best served by having one supplier in control of Etch, CVD and PVD. An installation where three separate vendors are involved will inevitably introduce delays with each vendor taking responsibility only for its own process. We believe that the shortest time-to-market will be best achieved by a single vendor taking responsibility for all steps.

        Aviza has developed the Versalis fxP, which we believe is the first system to integrate the required TSV processes onto a single platform.

        Our Integrated TSV System:

  •
  Versalis fxP™—The Versalis fxP is a production-proven single-wafer platform. Its individual modules such as deep silicon etch, PVD and CVD have been proven in high-volume manufacturing for various applications, including wafer-level packaging, MEMS and power semiconductors. The Versalis fxP is a single-wafer 200/300 mm cluster system that integrates multiple processes (including Etch, PVD and CVD) on one platform. Targeted for advanced research and development activities for 3D-IC devices, Versalis fxP offers a route for customers to develop their TSV technology and easily migrate their processes to high-volume production. This "one-stop shop" solution enables customers to save money by investing in less capital equipment for research and development, minimize installation costs and make efficient use of manufacturing floor space.

Sales, Marketing and Customer Support

        We sell, install and service our systems for our global device manufacturing customers with the aim of providing viable manufacturing solutions for their existing technological needs, as well as establishing long-term business relationships to support their next-generation products. Our experienced sales personnel have the knowledge to address the technical benefits and economic advantages of our systems. Our sales organization is tightly integrated with our service and support organization, which we believe allows us to understand our customers' needs better and to tailor solutions to meet those needs.

        Our sales are distributed among three geographic regions that include North America, Europe and Asia Pacific. The following table illustrates the geographic distribution of our net sales for the fiscal years ended September 26, 2008 and September 28, 2007:

Fiscal	North America	Europe	Asia Pacific
2008	23%	28%	49%
2007	17%	22%	61%

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

        In order to demonstrate the capability of our systems, we engage customers during the research and development cycle. We have occasionally provided our newest generation systems to our customers for evaluation. The average duration of an evaluation period for systems provided to our customers is typically less than one year. As we expand our sales efforts globally, particularly with new systems and in emerging markets, we believe that ongoing and continued investment in demonstration and evaluation systems will be important to our future business.

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

        Our customers are primarily IC manufacturers. The IC industry is cyclical and has experienced significant fluctuations, and our sales are impacted by broad industry trends. Moreover, we have a highly concentrated customer base. For our fiscal year ended September 26, 2008, one customer, Win Semiconductor Corp., accounted for 16% of our net sales and approximately 57% of our net sales in fiscal 2008 were attributable to our top ten customers. For our fiscal year ended September 28, 2007, two customers, Inotera Memories Inc. and Nan Ya Technology Corp., accounted for 29% and 12% of our net sales, respectively, and approximately 67% of our net sales in fiscal 2007 were attributable to our top ten customers. Our largest customers may vary from year to year depending upon, among other things, our customers' annual budget for capital expenditures, plans for new fabrication facilities and expansions and new system introductions by us. We expect to continue to receive a substantial portion of our net sales from a small number of customers for the foreseeable future.

Backlog

        As of September 26, 2008, our backlog was approximately $17.0 million, as compared to approximately $19.9 million as of September 28, 2007. Our backlog consists of both system and spare part purchase orders from our customers that provide for typical delivery within 12 months. Backlog attributable to systems not yet shipped includes only systems for which we have received a purchase order and have assigned a delivery date. Orders are typically subject to cancellation or delay by the customer with no penalty. Because of possible changes in delivery schedules and cancellations of orders, our backlog at any particular point in time is not necessarily representative of actual sales for any succeeding periods, nor is backlog any assurance that we will realize profit from completing these orders.

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

        We focus our research and development activities on developing applications for our ALD, PVD, CVD, Etch and thermal systems. During recent periods, we have devoted significant resources to developing advanced thin films for dielectrics and capacitors. Our research and development expenditures during fiscal 2008 and 2007 were $29.9 million and $31.9 million, respectively.

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

Intellectual Property

        We rely on a combination of patents, patent applications, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. As of September 26, 2008, we held 113 U.S. and 170 foreign patents. Our issued patents and any subsequently issued patents arising from our pending applications will expire between 2008 and 2027.

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

Employees

        As of September 26, 2008, we had 491 employees, of which 226 were located in Europe, 103 were located in Asia and 162 were located in North America. Of our total employees, 99 were principally dedicated to research and development, 126 were dedicated to sales and general and administrative, 162 were dedicated to customer service, applications and service and support and 104 were dedicated to manufacturing.

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

        In addition, we lease a number of smaller properties and field offices located in France, Germany, China, Japan, Korea, Malaysia, Singapore and Taiwan.

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

ITEM 1A.    Risk Factors

        As a "smaller reporting company," we are not required to provide the information required by this Item.

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        The following table sets forth information concerning our principal real property as of September 26, 2008:

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

        Our Scotts Valley property is encumbered by a mortgage that secures our borrowings under our commercial real estate term loan. We are currently exploring the possibility of selling our Scotts Valley property and relocating our headquarters to another location in the San Francisco Bay Area.

        We lease a number of smaller properties and field offices located in France, Germany, China, Japan, Korea, Malaysia, Singapore and Taiwan.

        We believe our current facilities are suitable and adequate to meet our current needs.

ITEM 3.    Legal Proceedings

        On April 11, 2006, IPS, Ltd. filed a lawsuit against us in the United States District Court for the Central District of California. The complaint alleges that we improperly used IPS's confidential information to develop our Celsior single-wafer processing type atomic layer deposition technology. The complaint is for unspecified monetary damages, injunctive relief and an order rescinding the settlement and distributor agreements that we and IPS entered into in May 2004 in settlement of a prior lawsuit that IPS filed against ASML U.S., Inc. and us in March 2004 relating to assets that we acquired from ASML in October 2003. In May 2007, we successfully moved the dispute to arbitration. Discovery commenced in June 2007. The arbitration hearing is currently scheduled for March 2009. The parties have reached a settlement agreement in principle and we do not expect the final agreement to have a material impact on our business, financial condition or results of operations.

        Prior to our merger transaction with Trikon Technologies, Inc., Trikon was a party to an employment lawsuit in France. On March 10, 2004, Dr. Jihad Kiwan departed Trikon as Director and Chief Executive Officer. On March 29, 2004 and April 2, 2004, Trikon received letters from a United Kingdom law firm and from a French law firm, respectively, on behalf of Dr. Kiwan, detailing certain monetary claims for severance amounts due to Dr. Kiwan with respect to his employment with Trikon. On April 28, 2004, Dr. Kiwan filed a lawsuit in France and on June 10, 2004, filed similar proceedings in the United Kingdom. Dr. Kiwan has subsequently withdrawn the proceedings in the United Kingdom. On January 7, 2008, the French Commercial Court in Grenoble rejected certain of Dr. Kiwan's claims but ordered us to pay monetary awards with respect to certain other of Dr. Kiwan's claims. We have accrued the estimated settlement costs at September 26, 2008. We intend to appeal the decision and do not believe that the outcome of the dispute will have a material impact on our business, financial condition or results of operations. The Court of Appeal has set the appeal hearing date for April 23, 2009.

        On December 1, 2006, we filed an arbitration demand against ASML U.S., Inc., and related entities, asserting claims of fraud, negligent misrepresentation, fraud in the inducement and breach of the covenant of good faith and fair dealing arising out of our purchase of ASML's Thermal Division in October 2003. Following discovery and an unsuccessful motion for summary judgment filed by ASML, the matter was arbitrated in December 2007 and January 2008. The arbitrator issued a preliminary judgment in favor of ASML. Based on a provision in the governing contract providing that the party prevailing in the arbitration may recover its attorneys' fees and costs from the opposing party, the arbitrator ordered briefings by both parties with regard to any fee request by ASML. On April 17, 2008, ASML submitted a petition seeking approximately $2.5 million in attorneys' fees and costs incurred in connection with this matter. Following full briefing by both parties, the arbitrator issued a final award of approximately $1.5 million in attorneys' fees and costs to ASML. We made an initial payment of $750,000 in October 2008 and will pay the remaining fees and costs pursuant to a payment schedule agreed to by ASML.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        None.

 PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

        Our common stock trades publicly on the Nasdaq Global Market under the symbol "AVZA." The following table sets forth the closing high and low prices per share of our common stock as reported by the Nasdaq Global Market for the periods indicated:

	Fiscal Year 2008		Fiscal Year 2007
	High	Low	High	Low
First Quarter	$3.50	$1.66	$4.88	$3.73
Second Quarter	1.92	0.45	8.18	4.24
Third Quarter	0.68	0.51	8.99	5.01
Fourth Quarter	0.60	0.46	6.00	2.85

        On December 2, 2008, the closing price of our common stock on the Nasdaq Global Market was $0.12 per share. According to the records of our transfer agent, there were 192 holders of record of our common stock on December 2, 2008.

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

Equity Compensation Plan Information

        The following table sets forth certain information as of September 26, 2008 with respect to shares of our common stock that may be issued upon the exercise of options granted, or available for grant, as applicable, to employees, consultants or members of our board of directors under: (i) our Amended and Restated 2005 Stock Plan, which we refer to as our 2005 Stock Plan; (ii) Trikon's 1991 Stock Option Plan, 1998 Directors Stock Option Plan and 2004 Equity Incentive Plan, as amended, each assumed by us in connection with our merger transaction with Trikon in December 2005, and

(iii) Aviza, Inc.'s 2003 Equity Incentive Plan, as amended, assumed by us in connection with our merger transaction with Trikon in December 2005.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,984,066	$3.86	731,941
Equity compensation plans not approved by security holders	—	—	—

Total	4,984,066	$3.86	731,941

ITEM 6.    Selected Financial Data

        As a "smaller reporting company," we are not required to provide the information required by this Item.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes that are included elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations of our management that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors set forth elsewhere in this report.

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

        On December 1, 2005, we completed a merger transaction with Trikon Technologies, Inc., and our common stock is publicly traded on the Nasdaq Global Market under the symbol "AVZA."

        We are often required to develop systems in advance of our customers' demand for those systems, and we undertake significant system development efforts in advance of any of our customers expressly indicating demand for our systems. Our system development efforts typically span six months to two years.

        During the quarter ended March 28, 2008, we announced plans for a global restructuring based upon an analysis of our product strategy, served markets and internal operations. The restructuring allows us to refocus our attention on our core strengths in the ALD, Etch and PVD market segments. We have and will continue to downsize programs, products and spending related to trench capacitor technology for DRAM and will decrease our overall dependence on the DRAM market. The restructuring of our global workforce, products and business operations is designed to reduce our cost structure as well as improve operational execution and financial performance. We will continue to support our current global installed base and maintain the ability to manufacture additional systems as may be required by customers. During the fiscal year ended September 26, 2008, we recorded approximately $19.9 million in costs associated with the restructuring. These charges were primarily attributable to a global reduction in force of approximately 18% of employees and contractors and the write-down of assets relating to non-core products or processes, which included inventory revaluation, cancellation of purchase commitments, the write-down of equipment and the impairment of an intangible asset. We expect that annual savings as a result of our restructuring related to lower employee costs and lower depreciation expenses will be approximately $12.0 million.

        On March 28, 2008, we received notification from Nasdaq informing us that the bid price of our common stock closed below the minimum $1.00 per share requirement for continued inclusion under the Market Place Rule 4450(a)(5). We had requested and were granted a hearing before the Nasdaq panel to outline our plan to regain compliance. The hearing date was scheduled for November 20, 2008. However, on October 21, 2008, Nasdaq notified us that they were suspending the bid price and market value of publicly held shares requirements through Friday, January 16, 2009. Pursuant to this suspension, Nasdaq will not take any action through January 16, 2009 to delist companies for a bid price or market value of publicly held shares deficiency. Accordingly, the hearing scheduled on November 20, 2008 to address our bid price deficiency was canceled. If we are still deficient in bid price at the close of business on January 16, 2009, we will be notified to reschedule a new hearing date.

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

        We typically sell equipment and installation services as a bundled arrangement. Upon shipment of "proven technology," we record revenue upon shipment at the lesser of: (i) the residual amount after deducting the fair value of installation services from the contractual value, or (ii) the non-contingent amount. The remaining contractual revenue is recorded upon successful installation of the system. Cost of the equipment relating to "proven technology" is recorded upon shipment. To the extent a loss is calculated on shipment due to the foregoing deferral of revenue, a portion of the cost is also deferred to reflect zero gross profit at the time of shipment. The residual revenue, deferred costs and installation costs are recorded upon successful installation of the system. Revenue and cost of equipment relating to "new technology" is deferred until installation and acceptance at the customer's premises is completed.

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

        The fair value of each option is estimated at the date of grant using the Black-Scholes option valuation model. We estimate expected stock price volatility and expected life based on historical data and representative peer group data. Estimated forfeitures are based on historical employee turnover rates. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield with similar contractual life.

Results of Operations (in thousands)

        The financial information reported in the table below is for the fiscal years ended September 26, 2008 (fiscal 2008) and September 28, 2007 (fiscal 2007), each of which included 52 weeks.

	Fiscal
	2008	2007
Net sales	100%	100%

Cost of goods sold:
Cost of goods sold	68%	69%
Cost of goods sold—restructuring charges	10%	0%

Total cost of sales	78%	69%

Gross margin	22%	31%

Operating expenses:
Research and development	22%	14%
Selling, general and administrative	27%	15%
Restructuring and other charges	7%	0%

Total operating expenses	56%	29%

Income (loss) from operations	(34)%	2%

Other income (expense):
Interest income	0%	0%
Interest expense	(1)%	(1)%
Other income (expense)—net	0%	0%

Total other expense—net	(1)%	(1)%

Income (loss) before income taxes	(35)%	1%
Provision for income taxes	0%	1%

Net income (loss)	(35)%	0%

Net Sales

	Fiscal
	2008	2007
	(in thousands)
Net sales	$133,189	$231,435

        Net sales for fiscal 2008 decreased $98.2 million, or 42%, from fiscal 2007. The decrease was primarily due to the following:

  •
  A $113.6 million decrease in net sales of our deposition and thermal processing systems. Sales recognized on shipment decreased by $98.1 million as system shipments decreased by 88% during fiscal 2008 as compared to fiscal 2007. Net sales recognized at customer acceptance decreased by $15.6 million due primarily to an $11.1 million reduction in RVP-300 plus system acceptance revenue, which reflects the impact of a 91% decrease in RVP-300 plus system shipments during fiscal 2008. The decrease was due primarily to market pricing pressure for our DRAM customers and changes relating to trench capacitor technology within our customer group.

  •
  The decrease in net sales of our deposition and thermal processing systems was partially offset by a $17.9 million, or 35%, increase in net sales of our PVD, Etch and CVD systems, which reflects a 26% increase in modules shipped during fiscal 2008. During fiscal 2008, net sales of these systems to Asia and the United States increased by 151% and 55%, respectively, over fiscal 2007. This reflects additional customer penetrations achieved subsequent to our acquisition of Trikon.

  •
  Service and spares sales were approximately 5% less during fiscal 2008 due primarily to lower equipment utilization at our customer sites.

        During fiscal 2007, our Deep Silicon Etch Chamber, or DSi Chamber became "proven technology."

        During fiscal 2008, Win Semiconductor Corporation accounted for 16% of our net sales. Approximately 57% of our net sales in fiscal 2008 were attributable to our top ten customers. During fiscal 2007, Inotera Memories, Inc. and Nan Ya Technologies Corp. accounted for 29% and 12% of net sales, respectively, and approximately 67% of our net sales in fiscal 2007 were attributable to our top ten customers.

        International sales accounted for 77% and 83% of net sales during fiscal 2008 and 2007, respectively. We believe that net sales generated outside the United States will continue to account for the majority of our net sales for the foreseeable future.

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

	Fiscal
	2008	2007
	(dollars in thousands)
Gross profit	$29,816	$71,513
Gross margin	22%	31%

        The decrease in gross margin of 9% during fiscal 2008 as compared to fiscal 2007 was primarily due to restructuring charges of $13.3 million recorded during fiscal 2008. As noted previously, we implemented a global restructuring plan during fiscal 2008 which will allow us to focus our attention on our core strength in the ALD, Etch and PVD market segments. We have made progress in and are continuing the process of restructuring our global work force, products and business operations. As a result, we incurred charges to cost of goods sold during fiscal 2008 relating to the restructuring as follows (in thousands):

Reduction in work force	$674
Loss on non-cancellable purchase commitments	2,178
Revaluation of inventory	10,471

Total restructuring cost—cost of goods sold—fiscal 2008	$13,323

        Excluding the impact of restructuring charges, gross margin for fiscal 2008 was 2% higher than gross margin for fiscal 2007. This increase in gross margin was primarily attributable to the following:

  •
  Gross margin recognized on shipment of our systems was approximately 9% higher during fiscal 2008 due to changes in the product mix, with a higher proportion of PVD, Etch and CVD shipments and a lower proportion of thermal processing systems.

  •
  Gross margin recognized on acceptance of our systems at the customers' sites increased by approximately 3% due to changes in the product mix and higher average selling prices per module for Etch systems shipped in fiscal 2008.

  •
  Gross margin on service-related activities decreased by approximately 4% due primarily to lower demand for installation and warranty services created by lower shipments during fiscal 2008.

  •
  A reduction in manufacturing labor and overhead costs of approximately $8.9 million was more than offset by lower manufacturing cost absorption of $12.0 million due to a decrease in the number of systems produced in fiscal 2008 primarily in relation to an 88% decrease in deposition and thermal system shipments.

Research and Development

        Research and development expense consists of employment costs attributable to employees, consultants and contractors who primarily spend their time on system design, engineering and process development; materials and supplies used in system prototyping, including wafers, chemicals and process gases; depreciation and amortization expense allocable to research and development activities and facilities; direct charges for repairs to research equipment and laboratories; costs of outside services for facilities; and process engineering support and wafer analytical services. We also include in research and development any expenses associated with the preparation, filing and prosecution of patents and other intellectual property.

	Fiscal
	2008	2007
	(dollars in thousands)
Research and development	$29,927	$31,901
Percent of net sales	22%	14%

        Research and development expense for fiscal 2008 decreased by approximately $2.0 million, or 6%, as compared to fiscal 2007. While we continue to invest in research and development related to ALD, PVD, Etch and CVD business activities, we have significantly reduced our research and development spending related to thermal products. The reduction in spending in fiscal 2008 as compared to fiscal 2007 was due primarily to the following:

  •
  Decreased salaries and benefits of approximately $1.4 million due primarily to a reduction in work force related to our restructuring plan. Headcount was reduced by 27% from September 28, 2007 to September 26, 2008.

  •
  As part of our restructuring plan implemented during fiscal 2008, we deemphasized continued research and development activity related to our thermal product lines. As a result, we reduced costs for supplies, chemicals, gases, prototype supplies and outside services by approximately $1.0 million through decreased thermal development activities.

  •
  A $1.0 million decrease in net prototype supplies related primarily to a next generation product development project which was substantially completed in fiscal 2007.

        These reductions were partially offset by:

  •
  Increased depreciation, amortization and equipment rental expenses of approximately $1.0 million related primarily to equipment installed in our development laboratories.

  •
  Increased travel expense of approximately $0.4 million related primarily to PVD, Etch and CVD business opportunities in Asia.

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

	Fiscal
	2008	2007
	(dollars in thousands)
Selling, general and administrative	$35,510	$34,116
Percent of net sales	27%	15%

        Selling, general and administrative expense for fiscal 2008 increased $1.4 million, or 4%, as compared to fiscal 2007. The increase was primarily due to the following:

  •
  A $4.5 million increase in legal fees due primarily to costs associated with the arbitration case with ASML and other pending legal matters.

  •
  Increased expenses of $0.6 million at our international subsidiaries, primarily France, Japan, Singapore and China, related to infrastructure build up.

  •
  A $0.4 million increase in depreciation and amortization expense due primarily to the upgrade to Oracle 11i, which was completed at the end of fiscal 2007.

        These increases were partially offset by:

  •
  Lower salary, wages and employee benefits of approximately $1.8 million due primarily to lower headcount (13% reduction in headcount from September 28, 2007 to September 26, 2008).

  •
  Lower travel costs of approximately $0.4 million due primarily to lower thermal system business levels and implementation of Oracle 11i that was completed in fiscal 2007.

  •
  A $1.0 million increase in currency transaction gains.

  •
  Approximately $0.6 million in reduced supplies expense due to the reduction in headcount and the completion of Oracle 11i implementation in fiscal 2007.

  •
  A $0.4 million decrease in consulting fees primarily related to Sarbanes-Oxley compliance and the Oracle 11i upgrade in fiscal 2007.

Restructuring and Other Charges

	Fiscal
	2008	2007
	(dollars in thousands)
Restructuring and Other charges	$9,632	$—
Percentage of net sales	7%	—

        During fiscal 2008, we implemented restructuring plans to align operations with our core strength products in the ALD, Etch and PVD market segments. This entailed a downsizing of activities related to lower performing, less profitable products resulting in a global reduction in force, the write-down of impaired machinery and equipment and the divestiture of the net assets of ET Equipments Ltd., a machine shop located in Wales, U.K. We also wrote down certain intangible assets related to licenses of certain technologies due to the impairment of their value.

        The breakdown of restructuring and other charges included in operating expenses for fiscal 2008 is as follows (in thousands):

Impairment of machinery and equipment	$3,854
Impairment of intagible assets	4,639
Loss on sale of net assets of ET Equipments Ltd.	543
Reduction in work force	530
Other	66

$9,632

Interest Expense

	Fiscal
	2008	2007
	(dollars in thousands)
Interest expense	$1,953	$3,445
Percent of net sales	1%	1%

        Our interest expense for fiscal 2008 and 2007 consisted primarily of interest paid on our revolving line of credit, equipment term loan and commercial real estate term loan. In addition, amortization of debt issuance costs impacted both fiscal years. During fiscal 2007, interest expense included amortization of the fair value of the warrants issued to affiliates of VantagePoint Venture Partners (VPVP) in consideration of VPVP's agreement to guarantee a portion of our prior revolving line of credit. During April 2007, we entered into a new financing agreement that did not require guarantees. Unamortized debt issuance costs and warrant amortization related to our prior credit agreements were written off when our current credit agreement became effective.

        Aggregate borrowings under our current revolving line of credit, equipment term loan and commercial real estate term loan were $42.1 million and $28.3 million at September 26, 2008 and September 28, 2007, respectively.

        Interest expense decreased by approximately $1.5 million during fiscal 2008 as compared to fiscal 2007 primarily due to a lower average interest rate on our credit facility (5.7% as compared to 7.7%) and lower amortization of debt issuance costs ($0.1 million as compared to $0.6 million). Average borrowings under our credit facility were $30.4 million and $30.1 million for fiscal 2008 and 2007, respectively.

Income Taxes

        Because we have incurred significant operating losses, we have not recorded any material federal or state income taxes. We recorded income taxes relating to certain profitable international subsidiaries of $0.4 million and $1.6 million in fiscal 2008 and 2007, respectively.

        During fiscal 2007, one of the subsidiaries we acquired in connection with the merger with Trikon generated sufficient taxable income to recognize a portion of the net deferred tax assets we acquired in the merger related to net operating loss carryforwards. Our management had previously been unable to assert that it was more likely than not that we would generate sufficient taxable income to realize the net deferred tax assets in excess of the deferred tax liabilities recorded in relation to the write-up of inventory and intangibles to fair value at December 1, 2005, the date of the consummation of the merger transaction. Accordingly, the net deferred tax assets had been previously offset by a full valuation allowance. In the absence of goodwill, under generally accepted accounting principles, the tax benefit derived from reversal of this valuation allowance must be applied first to reduce non-current intangible assets related to the merger transaction, and second to reduce income tax expense. We recognized approximately $1,023,000 of the valuation allowance attributed to net deferred tax assets relating to the net operating loss carryforwards acquired in the merger transaction during fiscal 2007 and the intangible assets acquired in the merger transaction have been reduced accordingly. The remaining net deferred tax assets continue to be offset by a full valuation allowance at September 26, 2008.

Liquidity and Capital Resources

        At September 26, 2008, our cash and cash equivalents were $14.9 million as compared to $23.1 million at September 28, 2007. The net decrease in cash and cash equivalents was primarily due to the following:

  •
  Cash used in operations of $17.0 million primarily related to net losses ($47.4 million), adjusted for non-cash reconciling items ($27.6 million) including non-cash restructuring and other charges ($19.3 million), increases in inventory ($4.7 million) and decreases in warranty liability ($4.8 million), which more than offset decreases in accounts receivable ($3.4 million) and prepaid and other assets, and other long-term assets ($2.5 million), and increases in accounts payable ($1.2 million) and accrued liabilities ($5.2 million).

  •
  $4.1 million of cash used in the purchase of plant and equipment related primarily to our development and demonstration laboratories, partially offset by $0.9 million from the sale of the net assets of ET Equipment, LTD. and from the sale of equipment.

  •
  A net increase in borrowings of $12.4 million.

        On October 1, 2008, our credit facility was amended to extend the maturity date of the revolving portion of the credit facility from April 13, 2009 to October 13, 2009, provided we achieve certain operating results during the quarter ending December 26, 2008. If we are unable to achieve the required results, the maturity date for the revolving portion of the credit facility will be April 13, 2009. If this happens, we cannot assure you that we would be able to refinance the existing liability under favorable terms, which could harm our business, financial condition and results of operations.

        In the U.S., recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth. Continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. economy. Added concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government provided loan to American International Group Inc. and other federal government interventions in the U.S. credit markets lead to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have in recent months contributed to volatility of unprecedented levels.

        As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has lead many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economies may harm our liquidity and financial condition, and the liquidity and financial condition of our customers. If these market conditions continue, they may limit our ability, and the ability of our customers, to timely replace maturing liabilities and access the capital markets to meet liquidity needs, which could harm our business, financial condition and results of operations.

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

Cash Flows from Operating Activities

        Operating activities used approximately $17.0 million of cash during fiscal 2008. Cash was used to fund operating losses of approximately $47.4 million incurred during fiscal 2008. Non-cash operating costs totaling $27.6 million, consisting primarily of depreciation and amortization, restructuring and other charges and stock based compensation were included in the operating loss for the year. Cash provided by a decrease of approximately $3.4 million in accounts receivable due to collection of retentions due on shipments, a decrease of approximately $2.5 million in prepaid expenses and other current assets and other long-term assets, a $1.2 million increase in accounts payable due to timing of inventory purchases and a $5.2 million increase in accrued liabilities primarily related to increased legal costs and restructuring charges was partially offset by cash used to fund increases in inventory of approximately $4.7 million primarily related to increased PVD, Etch and CVD business opportunities and a decrease of approximately $4.8 million in warranty liabilities due primarily to lower system shipments during fiscal 2008.

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

Cash Flows from Investing Activities

        Cash used in investing activities for the fiscal year ended September 26, 2008 was $3.2 million. Investing activities during fiscal 2008 consisted primarily of purchasing equipment primarily used in our development and demonstration laboratories, which used approximately $4.1 million. Proceeds from the sale of the net assets of ET Equipments Ltd. and certain other equipment totaling $0.9 million partially offset cash used to purchase equipment.

        Cash used in investing activities for the fiscal year ended September 28, 2007 was $9.7 million. Investing activities during fiscal 2007 consisted of purchasing equipment primarily used in our development and demonstration laboratories.

Cash Flows from Financing Activities

        Net cash provided by financing activities for the fiscal year ended September 26, 2008 was $12.3 million. Incremental borrowings under our revolving lines of credit generated $15.6 million in cash. Payments on our equipment and commercial real estate loans, short-term borrowings and capital lease obligations were the primary offsets to these borrowings.

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

        During April 2007, we entered into our current credit facility with a syndicate of banks to refinance our then-existing line of credit and mortgage line of credit. The credit facility includes a two-year revolving line of credit, a three-year equipment term loan and a four-year commercial real estate term loan. Under the original terms of the credit facility, we could borrow up to $55.0 million, and borrowings bore interest at the London Inter Bank Offering Rate, or LIBOR, plus 2.18% (4.67% at September 26, 2008). The credit agreement contains certain financial and operating covenants. Loan commitment fees and other direct expenses totaling $302,000, incurred to secure the facility are being amortized over the lives of the respective loans.

        Maximum borrowings under the revolving line of credit were $44.0 million and are secured by our accounts receivable and inventory. Outstanding borrowings under the revolving line of credit were $28.5 million and $12.9 million at September 26, 2008 and September 28, 2007, respectively.

        Maximum borrowings under the equipment term loan were $4.0 million and are secured by a lien on our equipment. Our equipment term loan has a three-year amortization period with monthly payments of principal and accrued interest. Outstanding borrowings under the equipment term loan were $2.3 million and $3.6 million at September 26, 2008 and September 28, 2007, respectively. As principal is paid down under the equipment portion of the facility, additional borrowing availability will be created under the revolving portion of the credit facility.

        Maximum borrowings under the commercial real estate term loan were $13.0 million or 70% of the appraised value of the real estate, whichever is lower, and are secured by a deed of trust on our Scotts Valley facility. Monthly payments of principal and accrued interest are based on a 20-year amortization period of the loan principal. Outstanding borrowings under the commercial real estate term loan were $11.3 million and $11.8 million at September 26, 2008 and September 28, 2007, respectively. As principal is paid down under the commercial real estate portion of the facility, additional borrowing availability will be created under the revolving portion of the credit facility.

        On September 30, 2008 our credit facility was amended to reduce the maximum available for borrowing to approximately $42.6 million, increase the interest rate on outstanding borrowings to LIBOR plus 4.00% and amend certain financial and operating covenants.

        On October 1, 2008, our credit facility was amended to extend the maturity date of the revolving portion of the credit facility from April 13, 2009 to October 13, 2009, provided we achieve certain operating results during the quarter ending December 26, 2008. If we are unable to achieve the required results the maturity date for the revolving portion of the credit facility will be April 13, 2009.

        Our Japanese subsidiary has a revolving line of credit for 200,000,000 Japanese Yen (approximately $1.9 million at the exchange rate on September 26, 2008) under which there were no borrowings at September 26, 2008. Borrowings under this line of credit bear interest at 1.875% per annum.

Off-Balance Sheet Arrangements

        As of September 26, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Obligations

        Other than operating leases for certain equipment, real estate and certain vendor commitments we have no significant off-balance sheet transactions or unconditional purchase obligations.

Recent Accounting Pronouncements

        During February 2007, the Financial Accounting Standards Board, or FASB, issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 allows companies to elect to measure financial assets and financial liabilities at fair value. Unrealized gains or losses on items for which the fair value option is applied are reported in income during the period earned or incurred. SFAS 159 is effective for our fiscal year beginning September 27, 2008. The adoption of SFAS 159 is not expected to have a material impact on our financial position, results of operations or cash flows.

        During December 2007, the FASB issued SFAS No. 160, Non controlling Interests in Consolidated Financial Statements—an amendment to Accounting Research Bulletin (ARB) 51, or SFAS 160. SFAS 160 amends ARB 51 to establish accounting and reporting guidelines for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non controlling interest in a subsidiary is an ownership interest in a consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts including both the parent and non-controlling interest. SFAS 160 establishes a single method of accounting for changes in a parent ownership interest in a subsidiary that does not result in deconsolidation. SFAS 160 is effective for the Company's fiscal year beginning September 25, 2009. The adoption of SFAS 160 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

        In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations, or SFAS 141R. SFAS 141R establishes principles and guidelines for acquirers relating to the measurement and recognition in the financial statements of identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquiree and any goodwill acquired. In addition, SFAS 141R establishes disclosure requirements for business combinations. SFAS 141R is effective for fiscal years beginning January 1, 2009. We are evaluating the impact of the adoption of this statement on our consolidated financial position, results of operations and cash flow.

        During March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS 161. SFAS 161 requires companies holding derivative instruments to disclose information that should allow financial statement readers to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB No. 133 Accounting for Derivative Instruments and Hedging Activities and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for the Company's fiscal year beginning September 25, 2009. The adoption of SFAS 161 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

        During April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, which amends SFAS No. 142, Goodwill and Other Intangible Assets, relating to factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible. The statement is intended to provide consistency between the useful life of a recognized intangible under SFAS No. 142 and the period of expected cash flows used under SFAS 141R to measure the fair value of the asset and other Generally Accepted Accounting Principles. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. Provisions of this standard apply to intangible assets acquired after January 1, 2009.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

        As a "smaller reporting company," we are not required to provide the information required by this Item.

ITEM 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Aviza Technology, Inc.:

        We have audited the accompanying consolidated balance sheet of Aviza Technology, Inc. and subsidiaries (the "Company") as of September 26, 2008, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Aviza Technology, Inc. and subsidiaries as of September 26, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Armanino McKenna, LLP
San Ramon, California
December 9, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Aviza Technology, Inc.:

        We have audited the accompanying consolidated balance sheet of Aviza Technology, Inc. and subsidiaries (the "Company") as of September 28, 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for year ended September 28, 2007. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's Management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Aviza Technology, Inc. and subsidiaries at September 28, 2007, and the results of their operations and their cash flows for year ended September 28, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP
San Jose, California December 11, 2007

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par amounts and number of shares)

	September 26, 2008	September 28, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,896	$23,087
Accounts receivable—net of allowance of $399 and $178, respectively	31,580	37,202
Inventory	37,662	45,529
Prepaid expenses and other current assets	4,028	5,317

Total current assets	88,166	111,135
PROPERTY, PLANT AND EQUIPMENT—net	24,443	31,781
INTANGIBLE ASSETS—net	62	3,333
OTHER LONG-TERM ASSETS	1,118	1,831

TOTAL ASSETS	$113,789	$148,080

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of notes payable	$31,073	$15,043
Accounts payable	22,127	22,536
Warranty liability	6,143	11,222
Accrued liabilities	18,073	13,391

Total current liabilities	77,416	62,192
NOTES PAYABLE—Long-term	11,654	14,490
OTHER LIABILITIES—Long-term	175	—

Total liabilities	89,245	76,682

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value—5,000,000 shares authorized; none outstanding	—	—
Common stock, $0.0001 par value—100,000,000 shares authorized; 21,856,473 and 20,846,549 shares issued and outstanding at September 26, 2008 and September 28, 2007, respectively	2	2
Additional paid-in capital	122,128	118,400
Accumulated deficit	(97,338)	(49,974)
Accumulated other comprehensive income (loss)	(248)	2,970

Total stockholders' equity	24,544	71,398

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$113,789	$148,080

The accompanying notes are an integral part of these consolidated financial statements.

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Fiscal Year Ended
	September 26, 2008	September 28, 2007
NET SALES	$133,189	$231,435

COST OF GOODS SOLD:
Cost of goods sold	90,050	159,922
Cost of goods sold—restructuring	13,323	—

Total cost of goods sold	103,373	159,922

GROSS PROFIT	29,816	71,513

OPERATING EXPENSES:
Research and development	29,927	31,901
Selling, general and administrative	35,510	34,116
Restructuring and other charges	9,632	—

Total operating expenses	75,069	66,017

INCOME (LOSS) FROM OPERATIONS:	(45,253)	5,496

OTHER INCOME (EXPENSE):
Interest income	124	375
Interest expense	(1,953)	(3,445)
Other income (expense)—net	68	(415)

Total other expense—net	(1,761)	(3,485)

INCOME (LOSS) BEFORE INCOME TAXES	(47,014)	2,011
PROVISION FOR INCOME TAXES	350	1,628

NET INCOME (LOSS)	$(47,364)	$383

Net income (loss) per share:
Basic	$(2.19)	$0.02

Diluted	$(2.19)	$0.02

Weighted average common shares:
Basic	21,657,357	18,824,561

Diluted	21,657,357	19,606,214

The accompanying notes are an integral part of these consolidated financial statements.

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts)

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Accumulated Comprehensive Income (Loss)
	Shares	Amount				Total
BALANCE—September 29, 2006	16,150,752	$2	$88,655	$(50,357)	$594	$38,894
Exercise of employee and director stock options	95,797	—	221	—	—	221
Issuance of common stock in public offering, net of offering costs	4,600,000	—	27,476	—	—	27,476
Stock-based compensation	—	—	2,048	—	—	2,048
Components of comprehensive income:
Cumulative translation adjustment	—	—	—	—	2,376	2,376
Net income	—	—	—	383	—	383

Total comprehensive income	—	—	—	—	—	2,759

BALANCE—September 28, 2007	20,846,549	$2	$118,400	$(49,974)	$2,970	$71,398
Exercise of employee and director stock options	9,924	—	9	—	—	9
Issuance of common stock in the acquisition of technology license	1,000,000	—	1,830	—	—	1,830
Stock-based compensation		—	1,889	—	—	1,889
Components of comprehensive loss:
Cumulative translation adjustment	—	—	—	—	(3,218)	(3,218)
Net loss	—	—	—	(47,364)	—	(47,364)

Total comprehensive loss	—	—	—	—	—	(50,582)

BALANCE—September 26, 2008	21,856,473	$2	$122,128	$(97,338)	$(248)	$24,544

The accompanying notes are an integral part of these consolidated financial statements.

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	September 26, 2008	September 28, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(47,364)	$383
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,215	4,129
Amortization	528	1,095
Non cash restructuring and other charges	19,307	—
Tax benefit from use of acquired net operating losses	—	1,023
Fair value of common stock issued for prototype materials	125	—
Stock-based compensation	1,889	2,048
Loss on impairment of equipment	310	—
Provision (recoveries) of allowance for doubtful accounts	239	(91)
Write-off of costs of prior financing agreements	—	176
Changes in assets and liabilities :
Accounts receivable	3,380	(9,137)
Inventory	(4,705)	11,250
Prepaid expenses and other current assets, and other long-term assets	2,454	1,759
Accounts payable	1,230	(8,997)
Warranty liability	(4,853)	284
Accrued liabilities	5,221	(765)

Net cash provided by (used in) operating activities	(17,024)	3,157

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,112)	(9,667)
Purchase of technology license	(48)	—
Proceeds from sale of equipment	342	—
Proceeds from the sale of the net assets of ET Equipment LTD.	600	—

Net cash used in investing activities	(3,218)	(9,667)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (payments) from credit lines	15,557	(15,340)
Proceeds from the issuance of common stock	9	27,697
Net proceeds on refinancing of mortgage loans	—	5,635
Debt issuance cost	—	(302)
Proceeds from equipment loan	—	4,000
Payments on mortgage loan	(493)	(314)
Payments on other borrowings	(1,080)	(1,343)
Payments on equipment loan	(1,319)	(397)
Payments on capital lease obligations	(318)	(275)

Net cash provided by financing activities	12,356	19,361

Effect of exchange rates on foreign cash balances	(305)	(486)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,191)	12,365
CASH AND CASH EQUIVALENTS:
Beginning of period	23,087	10,722

End of period	$14,896	$23,087

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,773	$3,018

Income taxes paid	$717	$355

Noncash investing and financing activities:
Equipment acquired under capital lease	$71	$725

Fair value of common stock issued in the acquisition of technology license	$1,715	$—

Property and equipment purchases included in accounts payable at end of fiscal year	$7	$294

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

        During December 2005, we completed a merger transaction with Trikon Technologies Inc., a public company that traded on the NASDAQ Global market. For accounting purposes, Aviza was deemed to have acquired Trikon. The common stock of Aviza is publicly traded on the NASDAQ Global Market under the symbol "AVZA".

2. SIGNIFICANT ACCOUNTING POLICIES

        Fiscal Year—Our fiscal year ends on the Friday nearest to September 30 and consisted of 52 weeks for the fiscal years ended September 26, 2008 and September 28, 2007, respectively.

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

        Concentration of Credit Risk—Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Ongoing credit evaluations of customers' financial condition are performed and the amount of credit is limited when deemed necessary. At September 26, 2008, there were no individual customers constituting 10% or more of accounts receivable. Four different customers accounted for 18%, 14%, 10% and 10% of accounts receivable at September 28, 2007. Cash balances held with banks periodically exceed the amounts of insurance provided on such balances.

        Allowance for Doubtful Accounts—We perform ongoing credit evaluations of our customers and record specific allowances for bad debt relating to specific system shipments when a customer is unable to meet its financial obligations. Historical trends are used to determine allowances related to service and spare part sales. Account receivable are written off when all avenues of collection have been exhausted and we record a benefit when a previously written off account is subsequently collected.

        Fair Value of Financial Instruments—Carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

due to their short maturities. The fair value of our debt at September 26, 2008 approximated book value.

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

        Intangible Assets—We evaluate intangible assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from ten to fifteen years.

        Impairment of Long Lived Assets—We evaluate our long-lived assets for indicators of possible impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets, or the asset's fair value, when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset's fair value or the discounted value of estimated future cash flows.

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

	Fiscal Year Ended
	September 26, 2008	September 28, 2007
	(in thousands)
Beginning warranty accrual	$11,222	$10,816
Additional accruals for new shipments	3,086	9,800
Warranty costs incurred	(6,317)	(8,988)
Expiration and change in warranty liability for pre-existing warranties during the period	(1,848)	(406)

Ending warranty accrual	$6,143	$11,222

        Guarantees—In addition to product warranties, we, from time to time, in the normal course of business, indemnify certain customers against third party claims that our products, when used for their intended purposes, infringe the intellectual property rights of such third party or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, we have not made payments under these obligations and no liabilities have been recorded for these obligations on the balance sheet at September 26, 2008 and September 28, 2007, respectively.

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        We typically sell equipment and installation services as a bundled arrangement. Upon shipment of "proven technology," we record revenue upon shipment at the lesser of: (i) the residual amount after deducting the fair value of installation services from the contractual value, or (ii) the non-contingent amount. The remaining contractual revenue is recognized upon successful installation of the system. Cost of the equipment relating to "proven technology" is recognized upon shipment. The deferred revenue, deferred costs and installation costs are recorded upon successful installation of the system. Revenue and cost of equipment and installation relating to "new technology" is deferred until installation and acceptance at the customer's premises is completed.

        Revenue from services is recognized as the services are performed. Revenue from prepaid service contracts is recognized ratably over the life of the contract. Revenue from spare parts is recorded upon shipment.

        Research and Development Costs—Costs relating to research and development are charged to operating expense as incurred.

        Income Taxes—We provide for income taxes based on an asset and liability approach in accounting for income taxes. Deferred income tax assets and liabilities are recorded based on differences between the financial statement and income tax bases of assets and liabilities which are measured using enacted tax rates. We provide valuation allowances against deferred income tax assets that we do not expect to realize on a more likely-than-not basis. Deferred tax expense results from the change in the net deferred tax assets or liabilities between periods.

        Advertising Expenses—Costs relating to advertising are charged to operating expenses as incurred. We incurred $3,000 and $45,000 for the fiscal years ended September 26, 2008 and September 28, 2007, respectively.

        Foreign Currency—The majority of our foreign operations have the local currency as the functional currency. For foreign operations with the local currency as the functional currency, local currency

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

denominated assets and liabilities are translated at the year-end exchange rates and revenue, costs and expenses are translated at the average exchange rates during the year. Gains or losses resulting from foreign currency translation are included as a component of other comprehensive loss in the consolidated balance sheet. Non- functional foreign currency denominated assets and liabilities are re-measured at the year-end exchange rate except for inventories, prepaid expenses and fixed assets, which are re-measured at the historical exchange rates. Foreign currency denominated revenue, costs and expenses are recorded at the average exchange rates during the year, except for costs and expenses related to items such as inventories and fixed assets, which are re-measured using historical exchange rates. Gains or losses resulting from foreign currency re-measurement are included in operating expenses in the consolidated statements of operations.

        Foreign currency denominated long-term intercompany loans are re-measured at the historical rate and resulting gains or losses are included as a component of other comprehensive income (loss) in the consolidated balance sheet. Gains and losses realized from transactions, including intercompany balances not considered to be a permanent investment, denominated in currencies other than the local currency are included as part of the operating expenses in the consolidated statement of operations.

        Net foreign currency gains included in operating expenses were $1,573,000 and $563,000 for the fiscal years ended September 26, 2008 and September 28, 2007, respectively.

        Stock-Based Compensation—We adopted the provisions of Statement of Financial Accounting Standards, or SFAS No. 123(R), Share-Based Payment, or SFAS 123(R). SFAS 123(R) requires stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee's requisite service period. The measurement of stock-based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk-free interest rate and award cancellation rate. The input factors used in the valuation model are based on subjective future expectations combined with management judgment. If there is a difference between the assumptions used in determining stock-based compensation costs and the actual factors, which become known over time, we may change future input factors used in determining stock-based compensation costs. These changes may materially impact our results of operations in the period such changes are made.

        The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing model. We estimate expected stock price volatility and expected life based on historical data and representative peer group data. We use historical data to estimate forfeiture rates. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield with similar expected life.

        Under our stock option plans (see Note 12), we may grant options to purchase up to a maximum of 6,644,227 shares of common stock, including outstanding options to employees, directors and consultants at a price not less than the fair market value on the date of the grant. These options generally vest over two to five years and generally expire seven to ten years from the date of the grant.

        We recognized stock-based compensation expense of $1,889,000 and $2,048,000 during the fiscal years ended September 26, 2008 and September 28, 2007, respectively. Due to uncertainty surrounding the realization of the income tax benefit related to stock based compensation expense, there is no related income tax benefit recognized in the consolidated statements of operations for the fiscal years

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

ended September 26, 2008 and September 28, 2007, as a full valuation allowance has been provided against the deferred tax asset.

        The fair value of our stock options granted in the fiscal years ended September 26, 2008 and September 28, 2007, respectively, was estimated at the date of grant using the following weighted average assumptions:

	Fiscal Year Ended
	September 26, 2008	September 28, 2007
Expected life (years)	3.6	4.6
Risk-free interest rate	2.8%	4.7%
Stock price volatility	56.4%	60.6%
Dividend yield	0.0%	0.0%

        Significant Risks and Uncertainties—We participate in a dynamic high technology industry and believe that changes in any of the following areas could have a material adverse effect on our future financial position, results of operations or cash flows: advances and trends in new technologies and industry standards; competitive pressures in the form of new products or price reductions on current products; changes in product mix; changes in the overall demand for products offered by us; changes in third-party manufacturers; changes in key suppliers; changes in certain strategic relationships or customer relationships; litigation or claims against us based on intellectual property, patent, product, regulatory or other factors; fluctuations in foreign currency exchange rates; risk associated with changes in domestic and international economic and/or political regulations; availability of adequate funding sources; availability of necessary components or subassemblies; disruption of manufacturing facilities; and our ability to attract and retain employees necessary to support our growth.

        On October 1, 2008, our credit facility was amended to extend the maturity date of the revolving portion of the credit facility from April 13, 2009 to October 13, 2009, provided we achieve certain operating results during the quarter ending December 26, 2008. If we are unable to achieve the required results the maturity date for the revolving portion of the credit facility will be April 13, 2009. If this happens, we cannot assure you that we would be able to refinance the existing liability under favorable terms, which could harm our business, financial condition and results of operations.

        Recent Accounting Pronouncements—During February 2007, the Financial Accounting Standards Board, or FASB, issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 allows companies to elect to measure financial assets and financial liabilities at fair value. Unrealized gains or losses on items for which the fair value option is applied are reported in income during the period earned or incurred. SFAS 159 is effective for our fiscal year beginning September 27, 2008. The adoption of SFAS 159 is not expected to have a material impact on our financial position, results of operation or cash flows.

        During December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment to Accounting Research Bulletin (ARB) 51, or SFAS 160. SFAS 160 amends ARB 51 to establish accounting and reporting guidelines for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in a consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

including both the parent and non-controlling interest. SFAS 160 establishes a single method of accounting for changes in a parent ownership interest in a subsidiary that does not result in deconsolidation. SFAS 160 is effective for the Company's fiscal year beginning September 25, 2009. The adoption of SFAS 160 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

        In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations, or SFAS 141R. SFAS 141R establishes principles and guidelines for acquirers relating to the measurement and recognition in the financial statements of identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquiree and any goodwill acquired. In addition, SFAS 141R establishes disclosure requirements for business combinations. SFAS 141R is effective for fiscal years beginning January 1, 2009. We are evaluating the impact of the adoption of this statement on our consolidated financial position, results of operation and cash flow.

        During March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS 161. SFAS 161 requires companies holding derivative instruments to disclose information that should allow financial statement readers to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for the Company's fiscal year beginning September 25, 2009. The adoption of SFAS 161 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

        During April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, which amends SFAS No. 142, Goodwill and Other Intangible Assets, relating to factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible. The statement is intended to provide consistency between the useful life of a recognized intangible under SFAS No. 142, the period of expected cash flows used under SFAS 141R to measure the fair value of the asset and other Generally Accepted Accounting Principles. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. Provisions of this standard apply to intangible assets acquired after January 1, 2009.

3. INVENTORY

        Inventory consists of the following (in thousands):

	September 26, 2008	September 28, 2007
Raw materials	$22,803	$28,667
Work- in- process	12,648	13,692
Finished goods and evaluation systems	2,211	3,170

Total	$37,662	$45,529

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

        Prepaid expenses and other current assets consist of the following (in thousands):

	September 26, 2008	September 28, 2007
Deferred installation costs (Note 2)	$394	$385
Taxes	1,092	2,621
Other	2,542	2,311

Total prepaid expenses and other current assets	$4,028	$5,317

5. PROPERTY, PLANT AND EQUIPMENT—NET

        Property, plant and equipment consist of the following (in thousands):

	September 26, 2008	September 28, 2007
Land	$1,839	$1,839
Buildings and improvements	12,133	12,198
Machinery and equipment	18,553	18,659
Office furnishings, fixtures and equipment	6,388	6,564
Construction-in-process	1,518	3,820

Total	40,431	43,080
Accumulated depreciation	(15,988)	(11,299)

Property, plant and equipment—net	$24,443	$31,781

        Depreciation expense has been included in the statements of operations as follows (in thousands):

	Fiscal Year Ended
	September 26, 2008	September 28, 2007
Cost of goods sold	$1,067	$989
Operating expenses	4,148	3,140

Total depreciation expense	$5,215	$4,129

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INTANGIBLE ASSETS

        Intangible assets are recorded at cost, net of accumulated amortization, and are amortized over their estimated useful lives using the straight-line method.

        During December 2007, we acquired prototype materials and a license to certain technology in exchange for 1,000,000 shares of our common stock and potential future royalty payments based on net revenue generated from future sales of products developed utilizing the technology. A summary of the total consideration given at closing is as follows (in thousands, except share and per share amounts):

Issuance of common stock (1,000,000 shares at $1.83 per share)	$1,830
Direct acquisition costs	58

Total consideration	$1,888

        The price per share used for valuation purposes was the closing price per common share as reported on the NASDAQ Global Market on the date the shares were transferred. Direct acquisition costs represent legal costs and use tax liability accrued on the transaction.

        The total consideration issued in the transaction was allocated based on the estimated fair values of the assets acquired as of the closing date. The allocation is as follows (in thousands):

License	$1,763
Prototype materials	125

Total consideration	$1,888

        The prototype materials were expensed as research and development costs during the quarter ended December 28, 2007.

        We evaluate intangible assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. During the quarter ended March 28, 2008, we successfully completed testing of new technology which provides a more efficient and cost-effective solution than certain technology we had previously licensed. As a result, the previously licensed technology acquired from Trikon during fiscal 2005 was written down to its fair value at March 28, 2008 based upon an analysis of future cash flows related to the technology. This resulted in an impairment charge to operations of approximately $3.0 million, which is included in restructuring and other charges during fiscal 2008. The estimated useful life of the previously licensed technology was reduced to one year from March 28, 2008 based on our analysis. The net book value of this license at September 26, 2008 was $62,000, which reflects the write-down and subsequent amortization.

        During September 2008, after review of the economic and technological feasibility of continued development of the technology licensed in December 2007, it was determined that further research and development on the related products would be discontinued and that the value of the license acquired had been impaired. An impairment charge of approximately $1.6 million was taken to operations and has been included in restructuring and other charges during fiscal 2008.

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INTANGIBLE ASSETS (Continued)

        Intangible assets at September 26, 2008 and September 28, 2007 consist of the following (in thousands):

	September 26, 2008				September 28, 2007
	Cost	Impairment Adjustment	Accumulated Amortization	Net Book Value	Cost	Income Tax Adjustment	Accumulated Amortization	Net Book Value
Licenses	$4,002	$(3,008)	$(932)	$62	$4,028	$(26)	$(669)	$3,333
Developed technology	—	—	—	—	756	(636)	(120)	—
Brands and trademarks	—	—	—	—	105	(88)	(17)	—
Customer relationships	—	—	—	—	240	(202)	(38)	—
Patents	—	—	—	—	85	(71)	(14)	—

Total	$4,002	$(3,008)	$(932)	$62	$5,214	$(1,023)	$(858)	$3,333

        During fiscal, 2007, one of the subsidiaries we acquired in connection with the merger with Trikon generated sufficient taxable income to recognize a portion of the net deferred tax assets we acquired in the merger related to net operating loss carryforwards. Our management has previously been unable to assert that it was more likely than not that we would generate sufficient taxable income to realize the net deferred tax assets in excess of the deferred tax liabilities recorded in relation to the write-up of inventory and intangibles to fair value at December 1, 2005, the date of the consummation of the merger transaction. Accordingly, the net deferred tax assets had been previously offset by a full valuation allowance. In the absence of goodwill, under generally accepted accounting principles, the tax benefit derived from reversal of this valuation allowance must be applied first to reduce non-current intangible assets related to the merger transaction, and second to reduce income tax expense. We recognized approximately $1,023,000 of the valuation allowance attributed to net deferred tax assets relating to the net operating loss carryforwards acquired in the merger transaction during fiscal 2007, and the intangible assets acquired in the merger transaction were reduced accordingly.

        Amortization expense relating to all intangibles for the fiscal years ended September 26, 2008 and September 28, 2007 was $395,000 and $489,000, respectively. The remaining intangible assets will be fully amortized in fiscal 2009.

7. BORROWING FACILITIES

        Borrowings consist of the following (in thousands):

	September 26, 2008	September 28, 2007
Bank loans (revolving line of credit)	$28,493	$12,937
Equipment note payable	2,284	3,603
Mortgage note payable	11,292	11,785
Other notes payable	277	572
Capital lease obligations	381	636

Total	42,727	29,533
Less: Short-term borrowings and current portion	(31,073)	(15,043)

Long-term portion	$11,654	$14,490

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. BORROWING FACILITIES (Continued)

        During April 2007, we entered into our current credit facility with a syndicate of banks to refinance our then-existing line of credit and mortgage line of credit. The credit facility includes a two-year revolving line of credit, a three-year equipment term loan and a four-year commercial real estate term loan. Under the original terms of the credit facility, we could borrow up to $55.0 million, and borrowings bore interest at the London Inter Bank Offering Rate, or LIBOR, plus 2.18% (4.67% at September 26, 2008). The average interest rate for fiscal 2008 for these loans was 5.7%. The terms of the credit agreement prohibits us from paying cash dividends on our common stock. The credit agreement contains certain financial and operating covenants. Loan commitment fees and other direct expenses totaling $302,000, incurred to secure the facility, are being amortized over the lives of the respective loans. The unamortized portion of these costs is recorded as prepaid expenses and other current assets, and other long-term assets of $85,000 and $27,000, respectively, at September 26, 2008 and $198,000 and $47,000, respectively, at September 28, 2007.

        Maximum borrowings under the revolving line of credit were $44.0 million and are secured by our accounts receivable and inventory. The revolving line of credit matures in April 2009. Outstanding borrowings under the revolving line of credit were $28.5 and $12.9 million at September 26, 2008 and September 28, 2007, respectively.

        Maximum borrowings under the equipment term loan were $4.0 million and are secured by a lien on our equipment. Our equipment term loan has a three-year amortization period with monthly payments of principal and accrued interest. Outstanding borrowings under the equipment term loan were $2.3 and $3.6 million at September 26, 2008 and September 28, 2007, respectively. As principal is paid down under the equipment portion of the facility, additional borrowing availability will be created under the revolving portion of the credit facility.

        Maximum borrowings under the commercial real estate term loan were $13.0 million or 70% of the appraised value of the real estate, whichever is lower, and are secured by a deed of trust on our Scotts Valley facility. Monthly payments of principal and accrued interest will be based on a 20-year amortization period of the loan principal. Outstanding borrowings under the commercial real estate term loan were $11.3 and $11.8 million at September 26, 2008 and September 28, 2007, respectively. As principal is paid down under the commercial real estate portion of the facility, additional borrowing availability will be created under the revolving portion of the credit facility.

        On September 30, 2008, our credit facility was amended to reduce the maximum available for borrowing under the revolving line of credit, equipment loan and commercial real estate loan to approximately $42.6 million, increase the interest rate on outstanding borrowings to LIBOR plus 4% and amend certain financial and operating covenants.

        On October 1, 2008, our credit facility was amended to extend the maturity date of the revolving portion of the credit facility from April 13, 2009 to October 13, 2009, provided we achieve certain operating results during the quarter ending December 2008. If we are unable to achieve the required results, the maturity date for the revolving portion of the credit facility will be April 13, 2009.

        A subsidiary of ours has a revolving line of credit for 200,000,000 Japanese Yen (approximately $1.9 million at the exchange rate on September 26, 2008) under which there were no borrowings at September 26, 2008. The credit line bears interest at 1.875% per annum.

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. BORROWING FACILITIES (Continued)

        Our debt maturities are as follows (in thousands):

Fiscal Year Ending
September 25, 2009	$2,580
September 24, 2010	30,191
September 30, 2011	9,956

Total	$42,727

  Loan Guarantee-Warrants

        In exchange for its continued guarantee of a portion of our bank line of credit, on December 1, 2005, we issued warrants to purchase 290,000 shares of common stock at $31.03 per share to VantagePoint. The warrants have a term of four years. The warrants were valued at $251,000 using the Black-Scholes option pricing model. The fair value of the warrants was being amortized to interest expense over the remaining term of the bank line of credit.

        In connection with the refinancing above, approximately $461,000 of costs relating to the prior financing agreements was expensed under other income (expense)—net during the fiscal 2007. This included the write off of approximately $176,000 in deferred costs related to the prior financing.

        During the fiscal years ended September 26, 2008 and September 28, 2007, we recorded $133,000 and $609,000, respectively, related to amortization of debt issuance and warrant costs. The amortization is recorded in interest expense.

8. ACCRUED LIABILITIES

        Accrued liabilities consist of the following (in thousands):

	September 26, 2008	September 28, 2007
Accrued payroll and payroll taxes	$3,796	$5,660
Accrued accounting and legal fees	4,743	1,643
Deferred revenue	2,955	1,076
Accrued restructuring charges (Note 11)	1,561	—
Other taxes payable	2,590	3,557
Other accruals	2,428	1,455

Total	$18,073	$13,391

9. COMMITMENTS AND CONTINGENCIES

        On April 11, 2006, IPS, Ltd. filed a lawsuit against us in the United States District Court for the Central District of California. The complaint alleges that we improperly used IPS's confidential information to develop our Celsior single-wafer processing type atomic layer deposition technology. The complaint is for unspecified monetary damages, injunctive relief and an order rescinding the settlement and distributor agreements that we and IPS entered into in May 2004 in settlement of a prior lawsuit that IPS filed against ASML U.S., Inc. and us in March 2004 relating to assets that we acquired from

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. COMMITMENTS AND CONTINGENCIES (Continued)

ASML in October 2003. In May 2007, we successfully moved the dispute to arbitration. Discovery commenced in June 2007. The arbitration hearing is currently scheduled for March 2009. The parties have reached a settlement agreement in principle and we do not expect the final agreement to have a material impact on our business, financial condition or results of operations.

        Prior to our merger transaction with Trikon Technologies, Inc., Trikon was a party to an employment lawsuit in France. On March 10, 2004, Dr. Jihad Kiwan departed Trikon as Director and Chief Executive Officer. On March 29, 2004 and April 2, 2004, Trikon received letters from a United Kingdom law firm and from a French law firm, respectively, on behalf of Dr. Kiwan, detailing certain monetary claims for severance amounts due to Dr. Kiwan with respect to his employment with Trikon. On April 28, 2004, Dr. Kiwan filed a lawsuit in France and on June 10, 2004, filed similar proceedings in the United Kingdom. Dr. Kiwan has subsequently withdrawn the proceedings in the United Kingdom. On January 7, 2008, the French Commercial Court in Grenoble rejected certain of Dr. Kiwan's claims but ordered us to pay monetary awards with respect to certain other of Dr. Kiwan's claims. We have accrued the estimated settlement costs at September 26, 2008. We intend to appeal the decision and do not believe that the outcome of the dispute will have a material impact on our business, financial condition or results of operations. The Court of Appeal has set the appeal hearing date for April 23, 2009.

        On December 1, 2006, we filed an arbitration demand against ASML U.S., Inc., and related entities, asserting claims of fraud, negligent misrepresentation, fraud in the inducement and breach of the covenant of good faith and fair dealing arising out of our purchase of ASML's Thermal Division in October 2003. Following discovery and an unsuccessful motion for summary judgment filed by ASML, the matter was arbitrated in December 2007 and January 2008. The arbitrator issued a preliminary judgment in favor of ASML. Based on a provision in the governing contract providing that the party prevailing in the arbitration may recover its attorneys' fees and costs from the opposing party, the arbitrator has ordered briefings by both parties with regard to any fee request by ASML. On April 17, 2008, ASML submitted a petition seeking approximately $2.5 million in attorneys' fees and costs incurred in connection with this matter. Following full briefing by both parties, the arbitrator issued a final award of approximately $1.5 million in attorneys' fees and costs to ASML. We made an initial payment of $750,000 in October 2008 and will pay the remaining cost pursuant to a payment schedule agreed to by ASML.

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

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. COMMITMENTS AND CONTINGENCIES (Continued)

        Failure of WJ, ARCADIS, or AIS to fulfill their obligations may subject us to substantial fines, and we could be forced to suspend production, alter manufacturing processes or cease business operations, any of which could have a material negative effect on our sales, income and business operations.

        Management believes that the likelihood of the failure of WJ, ARCADIS or AIS is remote and that any remaining or uninsured environmental liabilities will not have a material effect on our results of operations or financial position.

        During the fiscal years ended September 26, 2008 and September 28, 2007, $201,000 and $14,000, respectively, were recorded as charges to cost of goods sold as a result of losses on cancelled purchase commitments. This included $178,000 charged to restructuring costs during fiscal 2008. In addition, $18,000 was recorded as a charge to research and development expense related to cancelled purchase order commitments during fiscal year ended September 26, 2008.

        In the normal course of business, we enter into purchase commitments for inventory and non-inventory related goods and services. These commitments may cover more than one fiscal period. In addition, we are the lessee under several capital and operating leases primarily for equipment rentals, office and research space. Future minimum payments under such obligations are as follows (in thousands):

Fiscal Year Ending	Capital Leases	Operating Leases	Vendor Inventory	Commitments Other
September 25, 2009	$280	$3,024	$5,786	$2,768
September 24, 2010	135	1,973	—	669
September 30, 2011	23	1,540	—	111
September 28, 2012	—	1,135	—	—
September 27, 2013	—	1,063	—	—
Thereafter	—	7,304	—	—

Total minimum lease payments/commitments	438	$16,039	$5,786	$3,548

Less: portion representing interest	57

Capital lease obligations—September 26, 2008	$381

        Rent expense for the fiscal years ended September 26, 2008 and September 28, 2007 was $4,589,000 and $3,786,000, respectively.

10. STOCKHOLDERS' EQUITY

        Common Stock—At September 26, 2008, we had the following common stock reserved for issuance related to the following:

Common stock warrants	290,000
Stock options outstanding and available for future grant	5,716,007

        On February 28, 2007, we sold 4,000,000 shares of our common stock in a public offering at $6.50 per share pursuant to our registration statement on Form S-1 filed under the Securities Act of 1933. Proceeds from the sale, net of direct costs related to the offering, were approximately $23.9 million.

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS' EQUITY (Continued)

        During April 2007, the underwriter of our public offering exercised its right to purchase an additional 600,000 shares of our common stock to cover over-allotments. Net proceeds from the sale of these shares, after the underwriting discount, were approximately $3.6 million.

        Warrants—As part of the merger transaction, Aviza assumed a warrant issued by Trikon to an investor for the purchase of 101,500 shares of common stock with an exercise price of $21.55 per share. In addition, further warrants for the purchase of 15,225 shares of the common stock were issued to the placement agent. These warrants expired on October 22, 2007.

        In exchange for its continued guarantee of our bank line of credit, on December 1, 2005, we issued warrants to purchase 290,000 shares of common stock at $31.03 per share to VantagePoint. The warrants have a term of four years.

11. RESTRUCTURING AND OTHER CHARGES

        Restructuring Charges—During March 2008, we announced our plans for a significant global restructuring based on an analysis of our product strategy, served markets and internal operations. In order to streamline our operations and align product offerings with the current market conditions, we have and will continue to downsize programs, products and spending related to trench capacitor technology for DRAM and will decrease our overall dependence on the DRAM market. The restructuring of our global workforce, products and business operations is designed to reduce our overall cost structure, as well as improve operational execution and financial performance. We will refocus on our core strengths in the ALD, Etch and PVD technologies, while moving away from the development of large batch thermal systems. We will continue to service and support our current global installed base.

        As part of our restructuring plans, we executed a global reduction in workforce, divested ourselves of a non-core operation and wrote down assets related to non-core products which included inventory revaluation, cancellation of purchase commitments and the write-down of impaired machinery and equipment. Volume manufacturing will no longer be performed at our Scotts Valley headquarters. At September 26, 2008, approximately $1.6 million of these estimated payments remained unpaid and are included in accrued liabilities. We estimate these payments will be made throughout fiscal 2009.

        During the quarter ended March 28, 2008, we sold the net assets of our machine shop, ET Equipments Ltd., located in Wales, UK, for $0.6 million as part of our restructuring plan to refocus on our core strengths. The net book value of the net assets sold, liabilities assumed by the buyer, cost of completing the transaction and loss on the sale of the net assets of ET Equipments Ltd. were $1.3 million, $0.3 million, $0.1 million and $0.5 million, respectively. The transaction costs related primarily to legal fees incurred.

        During September 2008, after review of the economic and technological feasibility of continued development of the technology licensed in December 2007, it was determined that further research and development on the related products would be discontinued and that the value of the license acquired had been completely impaired. An impairment charge of approximately $1.6 million was taken to operations and included in restructuring and other charges.

        Other Charges—During the quarter ended March 28, 2008, we recognized impairment of an intangible asset related to a license we acquired from Trikon during fiscal 2005 (see Note 6). Completion of successful testing of a new technology, which provides a more efficient and cost-effective

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTRUCTURING AND OTHER CHARGES (Continued)

solution, lead to the impairment of the license, resulting in a charge of approximately $3.0 million to operations.

        The impact of these restructuring and other charges on the operating results for the fiscal year ended September 26, 2008, and the remaining liability as of September 26, 2008, is summarized as follows (in thousands):

	Reduction in Work Force	Loss on Non- cancellable Purchase Commitments	Inventory Revaluation	Sale of Net Assets of ET Equipments Ltd.	Impairment of Machinery and Equipment(1)	Impairment of Intangible	Other	Total
Restructuring costs—cost of goods sold	$674	$2,178	$10,471	$—	$—	$—	$—	$13,323
Restructuring and other charges—operating expenses	530	—	—	543	3,854	4,639	66	9,632

Total restructuring and other charges	1,204	2,178	10,471	543	3,854	4,639	66	22,955
Non-cash adjustments	(14)	—	(10,471)	(543)	(3,654)	(4,639)	—	(19,321)
Cash payments	(860)	(1,213)	—	—	—	—	—	(2,073)

Balance at September 26, 2008	$330	$965	$—	$—	$200	$—	$66	$1,561

(1)
Includes $200,000 of disposal costs accrued as of September 26, 2008

12. EMPLOYEE BENEFIT PLANS

        Stock Option Plan—During December 2005, we established the Aviza Technology, Inc. 2005 Stock Plan ("the 2005 plan"), under which we may grant options to purchase up to 3,800,000 shares of common stock. Stock options may be granted to employees, directors and consultants. The number of options available under the 2005 plan is subject to annual increases pursuant to an "evergreen" provision. In addition to stock options, the 2005 plan provides for the following types of awards:

  •
  Restricted stock units

  •
  Performance share awards

  •
  Restricted stock

  •
  Stock payments

  •
  Performance based awards

  •
  Stock appreciation rights

        The term for the stock options granted under the 2005 plan vary from five to ten years. Incentive stock options and non-qualified stock option grants under the 2005 plan must be at fair market value at the date of grant. The options generally vest over two to five years. At September 26, 2008, there are 3,176,739 options outstanding under the 2005 plan and 600,295 shares remain available for future grants under this plan. The plan is administered by our compensation committee.

        We continue to administer the 2003 Equity Incentive Plan of our subsidiary, Aviza, Inc. ("the 2003 plan"). Under the 2003 plan, we may grant options to purchase up to 1,771,227 shares of common

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EMPLOYEE BENEFIT PLANS (Continued)

stock to employees, directors and consultants at prices not less than the market value on the date of the grant for incentive stock options and not less than 85% of fair market value on the date of grant for non-qualified stock options. Options under the 2003 plan generally vest over four years and expire ten years from the date of grant. At September 26, 2008, 1,281,382 options were outstanding and 131,091 shares remain available for the future grants under this plan.

        In connection with the merger with Trikon on December 1, 2005, we assumed the Trikon common stock options outstanding under Trikon's various stock option plans at the merger date. Trikon had three stock option plans, the 2004 equity incentive plan, the 1991 stock option plan and the 1998 Directors plan. The 1991 stock option plan expired December 2003. No new grants are permitted under either the 1991 stock option plan or the 1998 Directors plan. The options granted by Trikon prior to the merger had vesting rights established by Trikon, and expired no later than ten years after the grant date. We administer the Trikon plans in relation to new grants allowable under the plans, the exercise of options and the termination of options under the terms of the respective plans. As of September 26, 2008, there are 525,945 options outstanding under the three pre-merger Trikon plans with 555 shares available for future grants.

        The following table summarizes the stock option activity under our stock option plans during the fiscal year ended September 26, 2008:

	Number of Shares Issuable	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 28, 2007	4,202,499	$5.01	6.51	$3,496,801
Granted	1,411,000	0.93	—	—
Exercised	(9,924)	0.95	—	—
Forfeited	(619,509)	5.02	—	—

Outstanding at September 26, 2008	4,984,066	3.86	5.32	—

Options vested and expected to vest at September 26, 2008	4,760,411	3.90	5.32	—

Options vested at September 26, 2008	3,038,787	4.44	5.29	—

        The aggregate intrinsic value represents total pre-tax intrinsic value based on the closing stock price of $0.47 and $3.45 per share at September 26, 2008 and September 28, 2007, respectively.

        As of September 26, 2008, there was $2.8 million of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized over a weighted average period of approximately 2.2 years.

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EMPLOYEE BENEFIT PLANS (Continued)

        The following table details total stock-based compensation expense for the fiscal years ended September 26, 2008 and September 28, 2007, respectively (in thousands):

	Fiscal Year Ended
	September 26, 2008	September 28, 2007
Cost of goods sold	$201	$210
Research and development	450	482
Selling, general and adminintrative	1,238	1,356

Pre-tax stock-based compensation expense	1,889	2,048
Income tax benefits	—	—

Stock-based compensation expense	$1,889	$2,048

        The options outstanding and vested at September 26, 2008 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices Per Share	Number of shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number of shares Vested and Exercisable	Weighted Average Exercise Price Per Share
$0.52—$ 0.55	813,082	4.63	$0.52	132,759	$0.52
$0.56—$ 0.83	1,068,419	5.07	0.83	1,068,419	0.83
$0.84—$ 4.98	1,578,317	4.96	3.47	784,694	3.54
$4.99—$87.07	1,524,248	6.24	8.17	1,052,915	9.26

	4,984,066	5.32	3.86	3,038,787	4.44

        The weighted average fair value of options on the grant date, as determined under SFAS 123(R), granted during the fiscal years ended September 26, 2008 and September 28, 2007 was $0.42 and $3.04 per share, respectively. The total intrinsic value of options exercised during fiscal years ended September 26, 2008 and September 28, 2007 was $14,000 and $424,000, respectively.

        401(k) Plan—We maintain a 401(k) retirement savings plan for our full-time employees in North America. For the fiscal years ended September 26, 2008 and September 28, 2007, each participant in the plan could elect to contribute from 1% to 25% of his or her annual salary to the plan, subject to statutory limitations. Beginning April 1, 2006, we matched employee contributions at 25% to a maximum of 3% of the employees' annual salary. During fiscal years 2008 and 2007, we made matching contributions of approximately $265,000 and $375,000, respectively.

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES

        The components of income (loss) before income taxes are as follows (in thousands):

	Fiscal Year Ended
	September 26, 2008	September 28, 2007
Domestic	$(51,994)	$(4,212)
Foreign	4,980	6,223

Income (loss) before income taxes	$(47,014)	$2,011

        Our provision for income taxes consists of the following (in thousands):

	Fiscal Year Ended
	September 26, 2008	September 28, 2007
Current income taxes:
Federal/state	$72	$95
Foreign	49	1,533

Total current income taxes	121	1,628
Deferred income taxes:
Federal/state	—	—
Foreign	229	—

Provision for income taxes	$350	$1,628

        Significant components of our deferred tax assets consist of the following (in thousands):

	Fiscal Year Ended
	September 26, 2008	September 28, 2007
Deferred tax assets—current:
Capitalized inventory costs	$160	$335
Other current	178	62
Reserves and accruals not currently deductible	16,776	11,936

Total gross deferred tax assets—current	17,114	12,333

Deferred tax assets—non-current:
Fixed assets	1,846	539
Capitalized technology	59	139
Net operating loss and tax credit carryforwards	45,296	45,832

Total gross deferred tax assets—non-current	47,201	46,510

Deferred tax liabilities—non-current:
Fixed assets	—	(283)

Total net deferred tax assets	64,315	58,560
Less: valuation allowance	(63,419)	(57,435)

Total net deferred tax assets—non current	$896	$1,125

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

        Reconciliation between the tax provision computed at the statutory income tax rate of 35% and our actual effective income tax provision is as follows (in thousands):

	Fiscal Year Ended
	September 26, 2008	September 28, 2007
Tax provision at statutory rate of 35%	$(16,455)	$704
State income taxes	43	21
Federal AMT liability	—	74
Research and development credits	95	(240)
Permanent differences	63	1,863
Foreign income tax and rate difference	(66)	(644)
Other	28	(150)
Increased valuation allowance	16,642	—

Provision for income taxes	$350	$1,628

        Undistributed earnings of our foreign subsidiaries of approximately $2.3 million at September 26, 2008, are considered to be indefinitely reinvested and, accordingly, no provisions for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

        The valuation allowance increased by approximately $6.0 million and decreased by approximately $0.4 million for the years ended September 26, 2008 and September 28, 2007, respectively. A substantial portion of the 2008 increase in valuation allowance was due to the expenditures and impairments associated with restructuring which lead to significant net operating losses and other deferrals which were fully offset by the valuation allowance.

        Due to the uncertainty surrounding the realization of the tax attributes in tax returns, we have a full valuation allowance against our otherwise recognizable deferred tax assets. In 2007, we released the valuation allowance attributable to certain profitable foreign subsidiaries. Approximately $0.2 million of the deferred tax assets at September 26, 2008 related to benefits of stock option deductions which, when recognized, will be accounted for as an addition to equity rather than a reduction in the provision for taxes.

        At September 26, 2008, we have approximately $85.7 million federal, $18.7 million state, and $76.1 million foreign net operating loss, or NOL carry forwards, to reduce future taxable income. We also have research and development tax credit carry forwards of approximately $2.0 million and $1.7 million for federal and state income tax purposes, respectively. The federal NOL and credit carry forwards expire in 2011 to 2028. The state NOL carry forwards expire beginning 2015 and the state credit carry forwards have no expiration date. A substantial portion of the foreign net operating losses are United Kingdom losses related to Trikon which can be offset indefinitely against future profits arising from the same business.

        Our ability to use our federal and state net operating loss carry forwards and federal and state credit carry forwards to reduce future taxable income and future taxes, respectively, are subject to restrictions attributable to equity transactions that have resulted in a change of ownership as defined by

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

the Internal Revenue Code Section 382. Utilization of these carry forwards is severely restricted and results in significant amounts of these carry forwards expiring prior to benefiting Aviza.

        We adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109", at the beginning of fiscal year 2008. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of September 29, 2007, we had approximately $3.5 million of unrecognized tax benefits, $2.1 million of which would affect our effective tax rate if recognized and $1.4 million would be offset by valuation allowance. At September 26, 2008, we had $2.9 million of unrecognized tax benefits. In addition, we recognized interest and penalties related to uncertain tax positions in income tax expense. At the adoption date of September 29, 2007 and as of September 26, 2008, we had approximately $0.1 million of accrued interest and penalties for uncertain tax positions primarily from foreign operations.

        The following is a summary of our unrecognized income tax benefits (in thousands):

Balance at September 29, 2007		$3,474
Plus:
Additions based on tax positions related to the current year	$27
Additions based on tax positions related to the prior years	29	56

Less:
Reductions for tax positions of prior years	(196)
Settlements	(358)	(554)

Balance at September 26, 2008		$2,976

        We and our subsidiaries are subject to U.S. Federal income tax as well as income tax of multiple state and foreign tax jurisdictions. The United States federal corporation income tax returns beginning with the 1994 tax year remain subject to examination by the Internal Revenue Service, or IRS. The California corporation income tax returns beginning with the 1997 tax year remain subject to examination by the California Franchise Tax Board. There are no on-going tax audits in the major tax jurisdictions.

14. SEGMENT, GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

        Our business consists of multiple products and services which operate in multiple operational segments that are aggregated into one reportable segment due to similar economic characteristics and 1) the nature of the products and services being the same, 2) the nature of the production processes being the same, 3) the type or class of customer being similar, and 4) the distribution process for products and services being similar. All products and services are marketed within the geographic regions in which we operate.

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. SEGMENT, GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS (Continued)

        We operate in three geographical regions: Asia Pacific, Europe and North America. For geographical reporting, revenues are attributed to the geographical locations in which the customers' facilities are located, while long-lived assets are attributed to the geographic location in which they are located. The following details our net sales and long-lived assets by geographical region (in thousands):

	Fiscal Year Ended
	September 26, 2008	September 28, 2007
Net sales:
Asia Pacific	$65,007	$141,632
Europe	37,714	51,460
United States	30,468	38,343

Total net sales	$133,189	$231,435

        During fiscal 2008, net sales to Taiwan, the United States and Germany constituted 32%, 23% and 14% of total net sales, respectively. During fiscal 2007, net sales to Taiwan, the United States and Germany accounted for 48%, 17% and 10% of total net sales, respectively.

	September 26, 2008	September 28, 2007
Long-lived assets:
Asia Pacific	$121	$115
Europe	7,973	8,686
United States	16,349	22,980

Total long-lived assets	$24,443	$31,781

        During the fiscal year ended September 26, 2008, one customer accounted for 16% of total net sales. During the fiscal year ended September 28, 2007, two customers accounted for 29% and 12% of total net sales, respectively.

15. NET INCOME (LOSS) PER SHARE

        Basic income (loss) per share has been computed based upon the weighted average number of common shares outstanding for the periods presented. Diluted income (loss) per share is calculated as though all potentially dilutive shares were outstanding during the period, based upon the application of

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. NET INCOME (LOSS) PER SHARE (Continued)

the treasury stock method. The following details the calculation of net income (loss) per share for the periods presented (in thousands except share and per share data):

	Fiscal Year Ended
	September 26, 2008	September 28, 2007
Numerator:
Net income (loss)	$(47,364)	$383

Denominator:
Basic weighted average shares outstanding	21,657,357	18,824,561
Effect of potentially dilutive securities:
Stock options	—	781,653

Dilutive weighted average shares outstanding	21,657,357	19,606,214

Net income (loss) per share—basic	$(2.19)	$0.02

Net income (loss) per share—diluted	$(2.19)	$0.02

        For the fiscal years ended September 26, 2008 and September 28, 2007, we had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income (loss) per share in the periods presented, as their effect would have been anti-dilutive. The weighted average shares of common stock issuable upon conversion or exercise of such outstanding securities consist of the following:

	Fiscal Year Ended
	September 26, 2008	September 28, 2007
Weighted average effect of potential common stock:
Options that would have been included in the computation of dilutive shares outstanding had the Company reported net income.	1,644,188	—
Options that were excluded from the computation of dilutive shares outstanding because the total assumed proceeds exceeded the average market value of the Company's common stock during the period	3,117,335	2,550,424
Shares issuable upon exercise of common stock warrants	297,696	406,725

 QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

        The following table presents certain unaudited consolidated quarterly financial information for the eight quarters ended September 26, 2008. In management's opinion, this information has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere on this Form 10-K and includes all adjustments necessary to present fairly the unaudited quarterly results of operations set forth herein (in thousands, except share and per share data):

	Quarter Ended
	December 28, 2007	March 28, 2008	June 27, 2008	September 26, 2008
Fiscal year—2008
Net sales	$34,014	$30,174	$33,505	$35,496
Gross profit	9,731	(3,890)	11,015	12,960
Net loss	(8,520)	(30,086)	(5,645)	(3,113)
Net loss per share:
Basic	$(0.40)	$(1.38)	$(0.26)	$(0.14)
Diluted	$(0.40)	$(1.38)	$(0.26)	$(0.14)
Weighted average common shares:
Basic	21,060,009	21,856,473	21,856,473	21,856,473
Diluted	21,060,009	21,856,473	21,856,473	21,856,473

	Quarter Ended
	December 29, 2006	March 30, 2007	June 29, 2007	September 28, 2007
Fiscal year—2007
Net sales	$62,192	$61,638	$57,421	$50,184
Gross profit	18,849	18,924	18,175	15,565
Net income (loss)	1,125	1,355	509	(2,606)
Net income (loss) per share:
Basic	$0.07	$0.08	$0.02	$(0.12)
Diluted	$0.07	$0.07	$0.02	$(0.12)
Weighted average common shares:
Basic	16,150,752	17,538,955	20,763,221	20,845,315
Diluted	16,894,582	18,374,237	21,607,161	20,845,315

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

Disclosure Controls and Procedures

        Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) by our management, with the participation of our chief executive officer and our chief financial officer, that our disclosure controls and procedures were effective as of September 26, 2008.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of

1934, as amended). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the framework in Internal Control—Integrated Framework , our management has concluded that our internal control over financial reporting was effective as of September 26, 2008.

        This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

        Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures and our internal controls have been designed to provide reasonable assurance of achieving their objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Aviza have been detected.

ITEM 9B.    Other Information

        None.

 PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        The information under the captions "Proposal One—Election of Directors," "Corporate Governance," "Committees and Meetings of our Board of Directors," "Executive Officers of the Registrant" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2009 Proxy Statement is incorporated herein by reference. There were no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

ITEM 11.    Executive Compensation

        The information under the captions "Directors' Compensation and Benefits" and "Executive Compensation" in our 2009 Proxy Statement is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information under the caption "Security Ownership of Certain Beneficial Owners and Management" in our 2009 Proxy Statement is incorporated herein by reference.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        The information under the caption "Certain Relationships and Related Transactions" in our 2009 Proxy Statement is incorporated herein by reference.

ITEM 14.    Principal Accountant Fees and Services

        The information under the caption "Proposal Two—Ratification of Independent Registered Public Accounting Firm" in our 2009 Proxy Statement is incorporated herein by reference.

        With the exception of the information specifically incorporated by reference in Part III of this Annual Report on Form 10-K from our 2009 Proxy Statement, our 2009 Proxy Statement shall not be deemed to be filed as part of this report. Without limiting the foregoing, the information under the caption "Audit Committee Report" in our 2009 Proxy Statement is not incorporated by reference in this Annual Report on Form 10-K.

 PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this Annual Report on Form 10-K:

1.
The following financial statements and schedules of the Registrant are contained in Item 8 of this Annual Report on Form 10-K:

      Report of Independent Registered Public Accounting Firm.

      Consolidated Balance Sheets at September 26, 2008 and September 28, 2007.

      Consolidated Statements of Operations for the fiscal years ended September 26, 2008 and September 28, 2007.

      Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for fiscal years ended September 26, 2008 and September 28, 2007.

      Consolidated Statements of Cash Flows for the fiscal years ended September 26, 2008 and September 28, 2007.

      Notes to Consolidated Financial Statements.

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

Exhibit Number	Description
10.2	Amendment to Second Amended and Restated Stockholder Agreement, dated as of April 24, 2006, by and among the Company, Trikon Technologies, Inc. and VantagePoint Venture Partners IV (Q), L.P., VantagePoint Venture Partners IV, L.P. and VantagePoint Venture Partners IV Principals Fund, L.P., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the registrant with the Commission on April 25, 2006.
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

Exhibit Number	Description
10.14	Amendment No. 2 to the Aviza, Inc. 2003 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant with the Commission on May 15, 2007.
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
10.18
Loan and Security Agreement by and among Aviza Technology, Inc., Aviza, Inc., United Commercial Bank, East West Bank and Chinatrust Bank (U.S.A.), entered into as of April 13, 2007, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on April 19, 2007.
10.19
First Amendment to Loan and Security Agreement, by and among Aviza Technology, Inc., Aviza, Inc., United Commercial Bank, East West Bank and Chinatrust Bank (U.S.A.), entered into as of September 30, 2008, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on October 3, 2008.
10.20
Second Amendment to Loan and Security Agreement, by and among Aviza Technology, Inc., Aviza, Inc., United Commercial Bank, East West Bank and Chinatrust Bank (U.S.A.), entered into as of October 1, 2008, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant with the Commission on October 3, 2008.
10.21
Purchase Agreement and Joint and Mutual Escrow Instructions, dated as of July 9, 2007, between Aviza Technology, Inc. and Morley Bros., LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on July 13, 2007.
10.22
Purchase Agreement and Joint and Mutual Escrow Instructions, dated as of March 6, 2008, between Aviza Technology, Inc., and Fowler Property Acquisitions, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on March 12, 2008.
**10.23
Asset Purchase Agreement, dated as of December 5, 2007, by and between Aviza Technology, Inc. and Semitool, Inc., incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the registrant with the Commission on February 11, 2008.
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
14.1
Aviza Technology, Inc. Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14.2 to the Current Report on Form 8-K filed by the registrant with the Commission on November 14, 2008.
14.2
Code of Ethics for Chief Executive and Senior Financial Officers of Aviza, incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed by the registrant with the Commission on November 14, 2008.
21.1	Subsidiaries of Aviza Technology, Inc.
23.1	Consent of Independent Registered Public Accounting Firm—Armanino McKenna, LLP
23.2	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP
24.1	Power of Attorney (included on signature page).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**
Confidential treatment granted as to portions of this exhibit.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 10, 2008	AVIZA TECHNOLOGY, INC.
	By:	/s/ PATRICK C. O'CONNOR Patrick C. O'Connor Executive Vice President and Chief Financial Officer

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

Signature	Title	Date

/s/ JERAULD J. CUTINI Jerauld J. Cutini	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	December 10, 2008
/s/ PATRICK C. O'CONNOR Patrick C. O'Connor	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 10, 2008
/s/ ROBERT R. ANDERSON Robert R. Anderson	Director	December 10, 2008

Signature	Title	Date

/s/ C. RICHARD NEELY C. Richard Neely	Director	December 10, 2008
/s/ WILLIAM J. HARDING William J. Harding	Director	December 10, 2008
/s/ RICHARD M. CONN Richard M. Conn	Director	December 10, 2008
/s/ KLAUS C. WIEMER Klaus C. Wiemer	Director	December 10, 2008
/s/ DANA C. DITMORE Dana C. Ditmore	Director	December 10, 2008
/s/ BORIS LIPKIN Boris Lipkin	Director	December 10, 2008

 SCHEDULE II

Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to Costs and Expense	Deductions	Balance At End of Period
	(in thousands)
Fiscal Year 2008
Allowance for Doubtful Accounts	$178	$221	$—	$399
Fiscal Year 2007
Allowance for Doubtful Accounts	$262	$(84)	$—	$178

 EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Aviza Technology, Inc., incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by the registrant with the Commission on December 29, 2005.
3.2	Amended and Restated Bylaws of Aviza Technology, Inc., incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the registrant with the Commission on December 29, 2005.
4.1	Specimen certificate of common stock of Aviza Technology, Inc., incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed by the registrant with the Commission on December 29, 2005.
10.1	Second Amended and Restated Stockholder Agreement by and among Aviza Technology, Inc., Trikon Technologies, Inc., VantagePoint Venture Partners IV (Q), L.P., VantagePoint Venture Partners IV, L.P. and VantagePoint Venture Partners IV Principals Fund, L.P., dated as of October 18, 2005, incorporated by reference to Exhibit 10.1.2 to Amendment No. 4 to the Registration Statement on Form S-4 filed by the registrant with the Commission on October 28, 2005.
10.2	Amendment to Second Amended and Restated Stockholder Agreement, dated as of April 24, 2006, by and among the Company, Trikon Technologies, Inc. and VantagePoint Venture Partners IV (Q), L.P., VantagePoint Venture Partners IV, L.P. and VantagePoint Venture Partners IV Principals Fund, L.P., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the registrant with the Commission on April 25, 2006.
10.3	Amendment No. 2 to Second Amended and Restated Stockholder Agreement, dated as of December 1, 2006, by and among the Company, Trikon Technologies, Inc. and VantagePoint Venture Partners IV (Q), L.P., VantagePoint Venture Partners IV, L.P. and VantagePoint Venture Partners IV Principals Fund, L.P., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on December 21, 2006.
10.4	Stock Purchase Agreement, dated as of April 24, 2006, by and between Aviza Technology, Inc. and Caisse de dépôt et placement du Québec, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on April 25, 2006.
10.5	Aviza Technology, Inc. 2007 Management Bonus Plan, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant with the Commission on December 21, 2006.
10.6	Aviza Technology, Inc. Amended and Restated 2005 Stock Plan, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the registrant with the Commission on December 21, 2006.
10.7	Aviza Technology, Inc. Second Amended and Restated 2005 Stock Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on May 15, 2007.
10.8	Trikon 2004 Equity Incentive Plan, as amended to date, incorporated by reference to Appendix B to the Proxy Statement for the 2004 Annual Meeting of Stockholders filed by Trikon Technologies, Inc. with the Commission on August 2, 2004.
10.9	Amendment No. 1 to the Trikon Technologies, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the registrant with the Commission on December 21, 2006.

Exhibit Number	Description
10.10	Amendment No. 2 to the Trikon Technologies, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the registrant with the Commission on May 15, 2007.
10.11	Aviza, Inc. Deferred Compensation Plan, effective as of January 1, 2004, incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-4 filed by the registrant with the Commission on June 24, 2005.
10.12	Aviza, Inc. 2003 Equity Incentive Plan, incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-4 filed by the registrant with the Commission on June 24, 2005.
10.13	Amendment No. 1 to the Aviza, Inc. 2003 Equity Incentive Plan, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the registrant with the Commission on December 21, 2006.
10.14	Amendment No. 2 to the Aviza, Inc. 2003 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant with the Commission on May 15, 2007.
10.15	Trikon 1998 Directors Plan, as amended to date, incorporated by reference to Exhibit 99.5 to the Registration Statement on Form S-8 filed by Trikon Technologies, Inc. with the Commission on March 5, 1999.
10.16	Trikon 1991 Stock Option Plan, as amended to date, incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by Trikon Technologies, Inc. with the Commission on March 5, 1999.
10.17	Amendment No. 7, dated as of March 29, 2007, to Credit Agreement between Bank of America, N.A. and Aviza, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on April 4, 2007.
10.18	Loan and Security Agreement by and among Aviza Technology, Inc., Aviza, Inc., United Commercial Bank, East West Bank and Chinatrust Bank (U.S.A.), entered into as of April 13, 2007, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on April 19, 2007.
10.19	First Amendment to Loan and Security Agreement, by and among Aviza Technology, Inc., Aviza, Inc., United Commercial Bank, East West Bank and Chinatrust Bank (U.S.A.), entered into as of September 30, 2008, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on October 3, 2008.
10.20	Second Amendment to Loan and Security Agreement, by and among Aviza Technology, Inc., Aviza, Inc., United Commercial Bank, East West Bank and Chinatrust Bank (U.S.A.), entered into as of October 1, 2008, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant with the Commission on October 3, 2008.
10.21	Purchase Agreement and Joint and Mutual Escrow Instructions, dated as of July 9, 2007, between Aviza Technology, Inc. and Morley Bros., LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on July 13, 2007.
10.22	Purchase Agreement and Joint and Mutual Escrow Instructions, dated as of March 6, 2008, between Aviza Technology, Inc., and Fowler Property Acquisitions, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on March 12, 2008.
**10.23	Asset Purchase Agreement, dated as of December 5, 2007, by and between Aviza Technology, Inc. and Semitool, Inc., incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the registrant with the Commission on February 11, 2008.

Exhibit Number	Description
10.24	Form of Indemnity Agreements with directors and officers of Aviza Technology, Inc., incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Registration Statement on Form S-4 filed by the registrant with the Commission on August 26, 2005.
10.25	Employment Agreement, dated as of December 1, 2005, between Aviza Technology, Inc. and Jerauld J. Cutini, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on April 7, 2006.
10.26	Employment Agreement, dated as of December 1, 2005, between Aviza Technology, Inc. and Patrick C. O'Connor, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant with the Commission on April 7, 2006.
10.27	Employment Agreement, dated as of December 1, 2005, between Aviza Technology, Inc. and John Macneil, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the registrant with the Commission on April 7, 2006.
14.1	Aviza Technology, Inc. Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14.2 to the Current Report on Form 8-K filed by the registrant with the Commission on November 14, 2008.
14.2	Code of Ethics for Chief Executive and Senior Financial Officers of Aviza, incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed by the registrant with the Commission on November 14, 2008.
21.1	Subsidiaries of Aviza Technology, Inc.
23.1	Consent of Independent Registered Public Accounting Firm—Armanino McKenna, LLP
23.2	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP
24.1	Power of Attorney (included on signature page).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**
Confidential treatment granted as to portions of this exhibit.

QuickLinks

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
  ITEM 8. Financial Statements and Supplementary Data
AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except par amounts and number of shares)
AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share amounts)
AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (In thousands, except share amounts)
AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
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