Form 10-Q
period 2008-12-26
Aviza Technology, Inc.
filed 2009-02-05
CIK 1311396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2008

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
YES    ☐      NO    ☒

As of February 3, 2009, the registrant had 21,856,473 shares of its common stock, par value $0.0001 per share, outstanding.

Aviza Technology, Inc.

ITEM 1. FINANCIAL STATEMENTS

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par amounts and number of shares)
(unaudited)

	December 26,	September 26,
	2008	2008 (1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,698	$14,896
Restricted cash	1,040	-
Accounts receivable - net	26,221	31,580
Inventory	28,029	37,662
Prepaid expenses and other current assets	4,445	4,028
Total current assets	66,433	88,166

PROPERTY, PLANT AND EQUIPMENT - net	21,841	24,443
INTANGIBLE ASSETS - net	31	62
OTHER LONG-TERM ASSETS	1,060	1,118
TOTAL ASSETS	$89,365	$113,789

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term borrowings and current portion of notes payable	$25,050	$31,073
Accounts payable	14,860	22,127
Warranty liability	4,552	6,143
Accrued liabilities	13,163	18,073
Total current liabilities	57,625	77,416
NOTES PAYABLE—Long-term	11,222	11,654
OTHER LIABILITIES - Long-term	175	175
Total liabilities	69,022	89,245

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value - 5,000,000 shares authorized; none outstanding	-	-
Common stock, $0.0001 par value—100,000,000 shares authorized;
21,856,473 shares issued and outstanding at December 26, 2008
and September 26, 2008, respectively	2	2
Additional paid-in capital	122,605	122,128
Accumulated deficit	(96,056)	(97,338)
Accumulated other comprehensive loss	(6,208)	(248)
Total stockholders’ equity	20,343	24,544
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$89,365	$113,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1)   Amounts were derived from our audited consolidated financial statements for the year ended September 26, 2008 included in our Annual Report on Form 10-K

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Quarter Ended
	December 26,	December 28,
	2008	2007

NET SALES	$25,231	$34,014

COST OF GOODS SOLD:
Cost of goods sold	14,749	24,283
Cost of good sold - restructuring charges	134	-
Total cost of goods sold	14,883	24,283

GROSS PROFIT	10,348	9,731

OPERATING EXPENSES:
Research and development	4,665	8,039
Selling, general and administrative	5,932	9,826
Restructuring charges	1,214	-
Total operating expenses	11,811	17,865
LOSS FROM OPERATIONS	(1,463)	(8,134)

OTHER INCOME (EXPENSE):
Interest income	15	52
Interest expense	(667)	(412)
Other income (expense) - net	3,561	272

Total other income (expense) - net	2,909	(88)

INCOME (LOSS) BEFORE INCOME TAXES	1,446	(8,222)
PROVISION FOR INCOME TAXES	164	298

NET INCOME (LOSS)	$1,282	$(8,520)

Net income (loss) per share:
Basic	$0.06	$(0.40)
Diluted	$0.06	$(0.40)
Weighted average common shares:
Basic	21,856,473	21,060,009
Diluted	22,047,064	21,060,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Quarter Ended
	December 26,	December 28,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,282	$(8,520)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,009	1,430
Amortization	56	133
Non-cash restructuring	1,153	-
Fair value of common stock issued for prototype materials	-	125
Stock-based compensation	422	528
Gain on disposal of equipment	(10)	(303)
Provision for allowance for doubtful accounts	263	115
Changes in assets and liabilities:
Accounts receivable - net	690	2,317
Inventory	6,375	(5,360)
Prepaid expenses and other current assets, and other long-term assets	63	(163)
Accounts payable	(4,785)	399
Warranty liability	(1,100)	(1,384)
Accrued liabilities	(4,069)	(768)
Net cash provided by (used in) operating activities	1,349	(11,451)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,388)	(1,464)
Purchase of technology license	-	(48)
Proceeds from sale of equipment	114	324
Net cash used in investing activities	(1,274)	(1,188)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (payments) on credit lines	(6,380)	10,275
Proceeds from the issuance of common stock	-	9
Payments on mortgage loan	(110)	(83)
Payments on other borrowings	(225)	(256)
Payments on equipment loan	(340)	(311)
Payments on capital lease obligations	(85)	(70)
Net cash (used in) provided by operating activities	(7,140)	9,564
Effect of exchange rates on foreign cash balances	(93)	181
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(7,158)	(2,894)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	14,896	23,087
End of period	$7,738	$20,193
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$617	$354
Income taxes paid	$264	$235
Noncash investing and financing activities:
Notes payable issued for services to be rendered	$698	$784
Fair value of common stock warrants issued for services to be rendered	$55	$-
Fair value of common stock issued in the acquisition
of technology license	$-	$1,715
Property and equipment purchases included in accounts payable at end of period	$9	$6

The accompanying notes are an integral part of these condensed consolidated financial statements

AVIZA TECHNOLOGY, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 26, 2008
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included.  Our operating results for the quarter ended December 26, 2008 are not necessarily indicative of the results that may be expected for future quarters and the fiscal year ending September 25, 2009.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended September 26, 2008, which are included in our Annual Report on Form 10-K.

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

Certain accounts in the December 28, 2007 condensed consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current-year financial statements.  Specifically, gains and losses on the remeasurement of receivables and payables in foreign currency, which were previously recorded in selling, general and administrative expenses, have been reclassified to other income (expense)-net.  Gains on the remeasurement of foreign currency were $3.6 million and $0.3 million in the quarters ended December 26, 2008 and December 28, 2007, respectively.

Aviza Technology, Inc.’s (the “Company” or “Aviza”) current fiscal year will end on September 25, 2009 and includes 52 weeks. We close our fiscal quarters on the last Friday of December, March, June and September.

We operate in the semiconductor industry which, has been experiencing and is expected to continue to experience severe instability.  The National Bureau of Economic Research officially declared that the United States entered into a recession in December 2007 and has remained there since.  The length of the recession and whether the situation worsens even further is yet to be determined.  The U.S. government has taken unprecedented actions attempting to prevent worsening economic conditions, including the passage of the Economic Stabilization Act of 2008.  The results of many of these actions have not been fully realized to date.  Given these events and circumstances, banks and investors have become increasingly cautious regarding financing decisions given the uncertainty around what the future holds for themselves, the counterparty of the transaction and the overall economy.  These circumstances have resulted in the U.S. economy entering a period of significant uncertainty.   Should the economic situation worsen, we could be adversely affected.

       The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern.  As reflected in the accompanying condensed consolidated financial statements, we have an accumulated deficit of $96.1 million at December 26, 2008 and a net loss from operations of $1.5 million for the quarter ended December 26, 2008.  Under its current terms, our line of credit, which had a balance of $22.1 million at December 26, 2008, matures in October 2009.  Based on current cash flow projections, we would not be able to repay our line of credit when it matures, which raises substantial doubt as to our ability to continue as a going concern beyond the maturity date of our line of credit.

We have taken certain measures in order to continue as a going concern including implementing a restructuring plan to reduce costs, renegotiate the terms of our line of credit and recently entered into an agreement with Needham & Company, LLC to assist in evaluating current financial and strategic options available.   We may also choose to raise additional capital from the sale of debt or equity securities or from other sources in order to support operations and debt obligations.   However, we may not be able to obtain any additional capital on acceptable terms, if at all.  The unaudited condensed consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.  Balance Sheet Details

	December 26,	September 26,
	2008	2008
	(in thousands)

Inventory:
Raw materials	$18,848	$22,803
Work-in-process	8,267	12,648
Finished goods and evaluation systems	914	2,211
Total	$28,029	$37,662

Prepaid expenses and other current assets:
Deferred installation costs	458	$394
Insurance	765	100
Taxes	1,207	1,092
Other	2,015	2,442
Total	$4,445	$4,028

Property, plant and equipment - net:
Land	1,839	$1,839
Buildings and improvements	11,981	12,133
Machinery and equipment	18,047	18,553
Office furnishings, fixtures and equipment	5,849	6,388
Construction-in-process	1,355	1,518
Total	39,071	40,431
Accumulated depreciation	(17,230)	(15,988)
Property, plant and equipment - net	$21,841	$24,443

Accrued liabilities:
Accrued payroll and payroll taxes	$2,816	$3,796
Accrued accounting and legal fees	3,846	4,743
Deferred revenue	1,157	2,955
Accrued restructuring charges	972	1,561
Other taxes payable	2,324	2,590
Other	2,048	2,428
Total	$13,163	$18,073

3.  Stock-Based Compensation

We adopted the provisions of Statement of Financial Accounting Standards, or SFAS,  No. 123(R), Share-Based Payment, or SFAS 123(R).  SFAS 123(R) requires stock-based compensation cost to be measured at grant date, based on the fair value of the award, and be recognized as expense over the employee’s requisite service period.  The measurement of stock-based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk-free interest rate and award cancellation rate.  The input factors used in the valuation model are based on subjective future expectations combined with management judgment.  If there is a difference between the assumptions used in determining stock-based compensation costs and the actual factors, which become known over time, we may change future input factors used in determining stock-based compensation costs.  These changes may materially impact our results of operations in the periods over which such costs are expensed.

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

Under our stock option plans, we may grant options to purchase up to a maximum of 7,729,448 shares of common stock, including outstanding options to employees, directors and consultants at a price not less than the fair market value on the date of the grant. These options generally vest over two to five years and generally expire seven to ten years from the date of the grant.

We recognized stock-based compensation expense of $422,000 and $528,000 during the quarters ended December 26, 2008 and December 28, 2007, respectively.  Due to uncertainty surrounding the realization of the income tax benefit related to stock based compensation expense, there is no related income tax benefit recognized in the consolidated statements of operations for the quarters ended December 26, 2008 and December 28, 2007, respectively, as a full valuation allowance has been provided against the deferred tax asset.

The fair value of our stock options granted during the quarters ended December 26, 2008 and December 28, 2007 was estimated at the date of grant using the following weighted average assumptions:

	Quarter Ended
	December 26,	December 28,
	2008	2007
Expected life (years)	3.0	4.8
Risk-free interest rate	1.9%	3.4%
Stock price volatility	76.4%	53.5%
Dividend yield	0.0%	0.0%

The following table summarizes our stock option activity under the stock plans during the quarter ended December 26, 2008:

		Weighted Average	Weighted Average
	Number of	Exercise Price	Remaining Contractual	Aggregate Intrinsic
	Shares Issuable	Per Share	Term (Years)	Value

Outstanding at September 26, 2008	4,984,066	$3.86	5.32	$-
Granted	482,000	0.14
Exercised	-	-
Forfeited	(342,056)	2.78
Outstanding at December 26, 2008	5,124,010	3.58	5.11	-

Options vested and expected to vest at
at December 26, 2008	4,913,005	3.63	5.11	-

Options vested at December 26, 2008	3,178,283	4.31	5.14	-

The aggregate intrinsic value represents total pre-tax intrinsic value based on the closing stock price of $0.08 and $0.47 per share at December 26, 2008 and September 26, 2008, respectively.

As of December 26, 2008, there was $2.4 million of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures.  The cost is expected to be recognized over a weighted average period of approximately 2.0 years.

The following table details total stock-based compensation expense for the quarters ended December 26, 2008 and December 28, 2007:

	Quarter Ended
	December 26,	December 28,
	2008	2007
	(in thousands)
Cost of goods sold	$44	$51
Research and development	94	122
Selling, general and administrative	284	355
Pre-tax stock-based compensation expense	422	528
Income tax benefits	-	-
Stock-based compensation expense	$422	$528

The options outstanding and vested at December 26, 2008 were in the following exercise price ranges:

	Options Outstanding			Options Vested
		Weighted	Weighted		Weighted
Range of		Average	Average	Number	Average
Exercise	Number	Remaining	Exercise	of Shares	Exercise
Prices	of Shares	Contractual	Price	Vested and	Price
Per Share	Outstanding	Life (Years)	Per Share	Exercisable	Per Share

$0.14 - $0.54	1,212,414	4.54	$0.37	260,145	$0.46
$0.55 - $0.83	1,005,390	5.03	0.83	1,005,390	0.83
$0.84 - $4.58	770,590	5.32	2.15	435,812	2.06
$4.59 - $5.60	1,534,839	5.66	5.31	1,048,595	5.35
$5.61 - $87.07	600,777	4.74	12.09	428,341	14.56
$0.14 - $87.07	5,124,010	5.11	3.58	3,178,283	4.31

The weighted average fair value of options on the grant date, as determined under SFAS 123(R), granted during the quarters ended December 26, 2008 and December 28, 2007 was $0.07 and $0.87 per share, respectively.

The total intrinsic value of options exercised during the quarter ended December 28, 2007 was $14,000. The total cash received from employees as a result of employee stock option exercises during the quarter ended December 28, 2007 was $9,000.  There were no stock options exercised during the quarter ended December 26, 2008.

4.  Borrowing Facilities

Borrowings consist of the following (in thousands):

	December 26,	September 26,
	2008	2008

Bank loan (revolving line of credit)	$22,113	$28,493
Equipment note payable	1,944	2,284
Mortgage note payable	11,182	11,292
Other notes payable	750	277
Capital lease obligations	283	381
Total	36,272	42,727
Less: short-term borrowings and current portion	(25,050)	(31,073)
Long-term portion	$11,222	$11,654

On September 30, 2008, our credit facility was amended to reduce the maximum available for borrowing under the revolving line of credit, equipment loan and commercial real estate loan to approximately $42.6 million, increase the interest rate on outstanding borrowings to LIBOR plus 4% and amended certain financial and operating covenants.

On October 1, 2008, our credit facility was amended to extend the maturity date of the revolving portion of the credit facility from April 13, 2009 to October 13, 2009, provided we achieved certain operating results during the quarter ended December 26, 2008.  If we were unable to achieve the required results, the maturity date for the revolving portion of the credit facility would be April 13, 2009.  We achieved the required operating results during the quarter ended December 26, 2008, and as such, the maturity date on the revolving portion of our credit facility is October 13, 2009.

5.  Warranty and Guarantees

Warranty—We accrue for the estimated cost of the warranty on our systems, which includes the cost of the labor and parts necessary to repair systems during the warranty period. The amounts recorded in the warranty accrual are estimated based on actual historical costs incurred and on estimated probable future expenses related to current sales. The warranty accrual is adjusted over the warranty period based on actual costs incurred. Systems typically have warranty periods ranging from one to three years. The components of the warranty accrual are as follows (in thousands):

	Quarter Ended
	December 26,	December 28,
	2008	2007

Beginning warranty accrual	$6,143	$11,222
Additional accruals for new shipments	434	625
Warranty costs incurred	(1,615)	(2,042)
Expiration and change in liability for pre-existing warranties
during the period	(410)	-
Ending warranty accrual	$4,552	$9,805

Guarantees—In addition to product warranties, we, from time to time, in the normal course of business, indemnify certain customers against third-party claims that our products, when used for their intended purposes, infringe the intellectual property rights of such third party or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, we have never made payments under these obligations and no liabilities have been recorded for these obligations on the balance sheet at December 26, 2008 and September 26, 2008, respectively.

6.  Restructuring and Other Charges

During fiscal 2008, we began implementation of a significant global restructuring based on an analysis of our product strategy, served markets and internal operations.  In order to streamline our operations and align product offerings with the current market conditions, we have and will continue to downsize programs, products and spending related to trench capacitor technology for DRAM and will decrease our overall dependence on the DRAM market.  The restructuring of our global workforce, products and business operations was designed to reduce our overall cost structure, as well as improve operational execution and financial performance.  We have refocused on our core strengths in the ALD, Etch and PVD technologies, while moving away from the development of large batch thermal systems.  We intend to continue to service and support our current global installed base.

As part of our restructuring plans, we executed a global reduction in workforce, divested ourselves of a non-core operation and wrote down assets related to non-core products, which included inventory revaluation, cancellation of purchase commitments and the write-down of impaired machinery and equipment.  Volume manufacturing is no longer being performed at our Scotts Valley headquarters.  In addition, continued research and development of products related to certain licensed technology was discontinued and the license was determined to have been fully impaired.  During the quarter ended December 26, 2008, we incurred additional restructuring charges of approximately $1.1 million related to the impairment of certain demonstration lab equipment that will not be relocated as part of the transfer of research and development activity from Scotts Valley to Newport, Wales.  The remaining restructuring charges for the quarter relate to termination benefits for 45 employees whose positions became redundant as part of our ongoing restructuring plan. Liabilities for estimated payments related to the restructuring plan were recorded and included in accrued liabilities.  At December 26, 2008 and September 26, 2008, approximately $1.0 million and $1.6 million in accrued liabilities remained unpaid, respectively.  Activity related to these liabilities and additional restructuring costs incurred during the quarter ended December 26, 2008 is summarized as follows:

		Loss on
		Non-cancellable	Impairment of
	Reduction in	Purchase	Machinery and
	Work Force	Commitments	Equipment (1)	Other	Total
Balance at September 26, 2008	$330	$965	$200	$66	$1,561

Additions:
Restructuring costs - cost of sales	134	-	-	-	134
Restructuring costs - operating expenses	61	-	1,153	-	1,214
	525	965	1,353	66	2,909
Non-cash adjustments	-	-	(1,153)	-	(1,153)
Cash payments	(270)	(502)	-	(12)	(784)
Balance at December 26, 2008	$255	$463	$200	$54	$972

(1) Includes $0.2 million of disposal costs accrued as of December 26, 2008

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

We recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and any ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, if we were to determine that we would not be able to realize all or part of a net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  We have recorded a 100% valuation allowance against our domestic and United Kingdom net deferred tax assets due to the uncertainty regarding future taxable income.

Income tax expense primarily relates to our foreign operations as we continue to incur losses from domestic operations.  We recorded income tax expense of $164,000 and $298,000 for the three months ended December 26, 2008 and December 28, 2007, respectively.

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, an interpretation of FASB Statement No. 109, or SFAS 109, at the beginning of fiscal year 2008.  At December 26, 2008 and September 26, 2008, we had $3.2 million and $2.9 million of unrecognized tax benefits, respectively. The amount of unrecognized tax benefits that would affect our effective tax rate if recognized are $1.8 million as of December 26, 2008.  In addition, we recognized interest and penalties related to uncertain tax positions in income tax expense.  At December 26, 2008 and September 26, 2008, we had approximately $0.2 million and $0.1 million, respectively, of accrued interest and penalties for uncertain tax positions, primarily from our foreign operations. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to December 25, 2009.

At September 26, 2008, we had approximately $85.7 million federal, $18.7 million state, and $76.1 million foreign net operating loss, or NOL, carryforwards, to reduce future taxable income.   We also have research and development tax credit carryforwards of approximately $2.0 million and $1.7 million for federal and state income tax purposes, respectively. The federal NOL and credit carryforwards expire beginning in 2011 through 2028.   The state NOL carryforwards expire beginning 2015 and the state credit carryforwards have no expiration date.   A substantial portion of the foreign NOLs are from our United Kingdom operation, which can be offset against future profits arising from the same business indefinitely.

Our ability to use our federal and state NOL carryforwards and federal and state credit carryforwards to reduce future taxable income and future taxes, respectively, are subject to restrictions attributable to equity transactions that have resulted in a change of ownership as defined by the Internal Revenue Code Section 382. Utilization of these carryforwards is severely restricted and is likely to result in significant amounts of these carryforwards expiring prior to benefiting Aviza.

8.  Commitments and Contingencies

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

Prior to our merger transaction with Trikon Technologies, Inc., Trikon was a party to an employment lawsuit in France. On March 10, 2004, Dr. Jihad Kiwan departed Trikon as Director and Chief Executive Officer. On March 29, 2004 and April 2, 2004, Trikon received letters from a United Kingdom law firm and from a French law firm, respectively, on behalf of Dr. Kiwan, detailing certain monetary claims for severance amounts due to Dr. Kiwan with respect to his employment with Trikon. On April 28, 2004, Dr. Kiwan filed a lawsuit in France and on June 10, 2004, filed similar proceedings in the United Kingdom. Dr. Kiwan has subsequently withdrawn the proceedings in the United Kingdom.  On January 7, 2008, the French Commercial Court in Grenoble rejected certain of Dr. Kiwan's claims but ordered us to pay monetary awards with respect to certain other of Dr. Kiwan's claims.  On January 6, 2009, the Tribunal de Grande Instance de Grenoble, which is the court of first instance having jurisdiction to deal with applications for a stay of enforcement of judgments, ordered us to pay the amount that was previously awarded by the French Commercial Court within six months  from January 6, 2009.   As of December 26, 2008, we have accrued estimated settlement costs related to this matter.  We have filed an appeal to the Regional Court of Appeals in Grenoble and the arguments are scheduled to be heard on or about April 23, 2009.  We do not believe that the outcome of the dispute will have a material impact on our business, financial condition or results of operations.

Our Scotts Valley location is a federally listed Superfund site. Chlorinated solvent and other contamination was identified at the site in the early 1980's, and by the late 1980's Watkins Johnson Corporation ("WJ") (a previous owner of the property and now called Triquint Semiconductor, Inc.) had installed a groundwater extraction and treatment system. In 1991, WJ entered into a consent decree with the United States Environmental Protection Agency providing for remediation of the site. In July 1999, WJ signed a remediation agreement with an environmental consulting firm, ARCADIS Geraghty and Miller ("ARCADIS"). Pursuant to this remediation agreement, WJ paid approximately $3 million in exchange for which ARCADIS agreed to perform the work necessary to assure satisfactory completion of WJ's obligation under the consent decree. The agreement also includes a cost overrun guaranty from ARCADIS up to a total project cost of $15 million. In addition, the agreement included procurement of a ten-year, claims-made insurance policy to cover overruns of up to $10 million from American International Specialty ("AIS"), along with a ten-year, claims made $10 million policy to cover unknown pollution conditions at the site.

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

9.  Common Stock Warrants

During November 2008, we engaged Needham and Company, LLC to assist us in evaluating current financial and strategic options available through partnering, financing and business development activities.  As part of the agreement, Needham and Company received a warrant to purchase 500,000 shares of our common stock.  The warrant has an exercise price of $0.01 per share and expires two years from the date of issuance.  The fair value of the warrant was estimated using the Black-Scholes option pricing model using estimated stock price volatility of  76.35% based on historical data and representative peer group data, the warrant term of 2 years and the risk-free interest rate of 1.0% based on the U.S. Treasury yield for instruments with similar terms.  The fair value of the warrant is approximately $55,000 and is included as part of the prepaid expense and other current assets at December 26, 2008 and is being amortized over the 11-month term of the agreement with Needham and Company.

10.  Major Customers

During the quarter ended December 26, 2008, four customers accounted for 15%, 14%, 11% and 10% of total net sales, respectively. During the quarter ended December 28, 2007, three customers accounted for 17%, 12% and 12% of total net sales, respectively.

11.  Net Income (Loss) Per Share

Basic net income (loss) per share has been computed based upon the weighted average number of common shares outstanding for the periods presented.  Diluted net income (loss) per share is calculated as though all potentially dilutive shares were outstanding during the period, based upon the application of the treasury stock method.  The following details the calculation of the net income (loss) per share for the periods presented (in thousands, except share and per share data):

	Quarter Ended
	December 26,	December 28,
	2008	2007

Numerator:
Net income (loss)	$1,282	$(8,520)

Denominator:
Basic weighted average shares outstanding	21,856,473	21,060,009
Effect of potentially dilutive securities:
Common stock warrants	190,591	-
Dilutive weighted average shares outstanding	22,047,064	21,060,009

Net income (loss) per share - basic	$0.06	$(0.40)

Net income (loss) per share - diluted	$0.06	$(0.40)

For the quarters ended December 26, 2008 and December 28, 2007, we had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net income (loss) per share in the periods presented as their effect would have been anti-dilutive.  The weighted average shares of common stock issuable upon conversion or exercise of such outstanding securities consist of the following:

	Quarter Ended
	December 26,	December 28,
	2008	2007
Weighted average effect of potential common stock:

Options that would have been included in the computation
of dilutive shares outstanding had the Company reported
net income	-	1,343,011

Options and warrants that were excluded from the computation of dilutive shares outstanding because the total assumed proceeds
exceeded the average market value of the Company's common
stock during the period	5,380,812	3,271,541

12.  Subsequent Event

On January 21, 2009, we entered into an agreement with Tokyo Electron Limited (“TEL”).  Under the agreement, we will assign certain patents that are owned by us to TEL.  As consideration for this assignment, TEL will pay us $1.5 million within 30 days after receipt of the assignments.  In addition, TEL also agreed to acquire from us a Flowfill test chamber, as well as technical assistance regarding the chamber and the Flowfill technology. In consideration for this agreement, we will receive $0.3 million for the Flowfill chamber and $0.1 million for the technical assistance.  The technical assistance should be completed within nine months after the agreement date.

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

During the fiscal year ended September 26, 2008, we announced plans for a global restructuring based upon an analysis of our product strategy, served markets and internal operations.  The restructuring allows us to refocus our attention on our core strengths in the ALD, Etch and PVD market segments.  We have and will continue to downsize programs, products and spending related to trench capacitor technology for DRAM and will decrease our overall dependence on the DRAM market.  The restructuring of our global workforce, products and business operations is designed to reduce our cost structure as well as improve operational execution and financial performance.  We intend to continue to support our current global installed base and maintain the ability to manufacture additional systems as may be required by customers.  During the fiscal year ended September 26, 2008, we recorded approximately $19.9 million in costs associated with the restructuring.  During the quarter ended December 26, 2008, we recorded an additional $1.3 million in restructuring charges. Restructuring charges to date were primarily attributable to a global reduction in force of approximately 25% of employees and contractors and the write-down of assets relating to non-core products or processes, which included inventory revaluation, cancellation of purchase commitments, the write-down of equipment and the impairment of an intangible asset.  We expect that annual savings as a result of our restructuring related to lower employee costs and lower depreciation expenses will be approximately $15.5 million.

On March 28, 2008, we received notification from Nasdaq informing us that the bid price of our common stock closed below the minimum $1.00 per share requirement for continued inclusion under the Market Place Rule 4450(a)(5).    We submitted an appeal to a Nasdaq Listing Qualification Panel and a hearing date for our appeal was set for November 20, 2008. However, on October 16, 2008, Nasdaq announced that, due to extraordinary market conditions, it would implement a temporary suspension of bid price and market value of publicly held shares requirements until January 19, 2009. On December 19, 2008, Nasdaq extended this suspension to April 20, 2009. Because of the suspension of the bid price requirement, our appeal hearing date was cancelled. The delisting of our common stock has been stayed pending our appeal hearing and the decision of the Nasdaq Listing Qualification Panel. We expect to coordinate with Nasdaq after April 20, 2009 to schedule a new appeal hearing date.

Critical Accounting Policies

There are no material changes to the critical accounting policies described in the section entitled “Critical Accounting Polices” under Item 7 in our Annual Report on Form 10-K for the fiscal year ended September 26, 2008.

Results of Operations

The information in the table below presents our statements of operations data as a percentage of net sales for the quarters ended December 26, 2008 and December 28, 2007.

	Quarter Ended
	December 26,	December 28,
	2008	2007

Net sales	100%	100%
Cost of goods sold
Cost of goods sold	58%	71%
Cost of goods sold - restructuring charges	1%	0%
Total cost of sales	59%	71%
Gross margin	41%	29%

Operating expenses:
Research and development	18%	24%
Selling, general and administrative	24%	28%
Restructuring charges - operating expenses	5%	0%
Total operating expenses	47%	52%
Loss from operations	(6)%	(23)%
Other income (expense):
Interest income	0%	0%
Interest expense	(2)%	(1)%
Other income - net	14%	0%
Total other income (expense) - net	12%	(1)%
Income (loss) before income taxes	6%	(24)%
Provision for income taxes	1%	1%
Net income (loss)	5%	(25)%

Net Sales

	Quarter Ended
	December 26,	December 28,
	2008	2007
	(in thousands)
Net sales	$25,231	$34,014

Net sales for the quarter ended December 26, 2008 decreased by $8.8 million, or 26%, from the quarter ended December 28, 2007.  The decrease was due primarily to the following:

•
An approximate $3.5 million decrease in net sales of our deposition and thermal processing systems.  Sales recognized on shipment decreased by $1.7 million as unit shipments decreased by 71% during the quarter ended December 26, 2008 as compared to the quarter ended December 28, 2007.  The shortfall created by lower unit shipments was partially offset by a greater percentage of shipments of ALD systems, which have a higher average selling price.  Net sales recognized on customer acceptance decreased by $1.8 million due to fewer systems in the field under installation during the quarter ended December 26, 2008.  The overall decrease is the result of changes within our DRAM customers relating primarily to trench capacitor technology.

•	An approximate $3.2 million decrease in net sales of our Etch, PVD and CVD systems which reflect a 21% decrease in module shipments due to lower demand and order delays.

•	Service and spare part sales decreased by approximately $3.8 million due primarily to lower spare parts sales. This is primarily due to lower equipment utilization at our customer facilities; and

•
During the quarter ended December 26, 2008, we shipped and received customer acceptance of our StratIon™ fxp, our first 300mm ready Ion Beam Deposition system.  Revenue of $1.7 million was recognized based on a discounted price in relation to a three-year joint development program.  The program entails the development of next generation magnetic tunnel junction based devices for applications including Magnetic Random Access Memory and hard disk drive heads on RF components.  The system will also be used for the deposition of metal gates for advanced Complementary Metal Oxide Semiconductor (CMOS) processes.  Acceptance of this system, and the related revenue recognized, partially offset the lower sales in other product lines.

During the quarter ended December 26, 2008, Panasonic Corporation, Triquint Semiconductor Inc., Robert Bosch GmBH and ST Microelectronics accounted for 15%, 14%, 11% and 10% of net sales, respectively.

During the quarter ended December 28, 2007, Qimonda A.G., Win Semiconductor Corporation and ST Microelectronics accounted for 17%, 12% and 12% of net sales, respectively.

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

	Quarter Ended
	December 26,	December 28,
	2008	2007
	(dollars in thousands)
Gross profit	$10,348	$9,731
Gross margin	41%	29%

The increase in gross margin of 12% during the quarter ended December 26, 2008 as compared to the quarter ended December 28, 2007 was primarily the result of the following:

•
A shift in the product mix within the deposition and thermal systems product group to a higher percentage of ALD systems sales as compared to RVP 300 plus system sales.  In addition, we sold an RVP 300 plus system which had previously been used as a demonstration unit and had a depreciated carrying cost.  As a result we realized a 75% gross margin on this sale which was significantly higher than the average gross margin for an RVP 300 plus system;

•	A 24% increase in Etch, PVD and CVD product gross margin recognized at shipment due primarily to lower revenue deferrals at shipment and lower manufacturing costs;

•	A 7% increase in gross margin earned on system acceptance due to fewer deposition and thermal system acceptances;

•
The shipment and acceptance of our first StratIon™ fxp 300mm Ion Beam Deposition system which had an 87% gross margin as the system shipped was a refurbished development system which had been previously expensed as part of the research and development effort to develop the product line; and

•	A 10% increase in spares and service gross margin due primarily to cost reductions associated with a 38% reduction in headcount.

These gross margin improvements were partially offset by the impact of the following during the quarter ended December 26, 2008:

•	A $1.4 million inventory write down primarily relating to thermal and deposition systems inventory; and

•	Increased unabsorbed manufacturing costs of approximately $0.7 million.

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

	Quarter Ended
	December 26,	December 28,
	2008	2007
	(dollars in thousands)
Research and development	$4,665	$8,039
Percent of total net sales	18%	24%

The decrease in research and development expenses of approximately $3.4 million, or 42%, during the quarter ended December 26, 2008 as compared to the quarter ended December 28, 2007 was due primarily to the following:

•	A $1.7 million reduction in salaries and benefits as a result of a 42% headcount reduction from staffing levels for the quarter ended December 28, 2007 related to our restructuring;

•	Lower prototype materials and supply cost of $1.0 million; and

•	Lower depreciation and amortization expenses of approximately $0.3 million due to the impairment of assets during fiscal year 2008 as part of the overall restructuring.

Selling, General and Administrative

Selling, general and administrative expense consists of employment costs attributable to employees, consultants and contractors who primarily spend their time on sales, marketing, order administration and corporate administrative services; occupancy costs attributable to employees performing these functions; sales commissions; promotional marketing expenses; and legal and accounting expenses.

	Quarter Ended
	December 26,	December 28,
	2008	2007
	(dollars in thousands)
Selling, general and administrative	$5,932	$9,826
Percent of total net sales	24%	29%

The decrease in selling, general and administrative expense of $3.9 million, or 40%, in the quarter ended December 26, 2008 as compared to the quarter ended December 28, 2007 was primarily due to the following:

•	A $0.9 million decrease in salaries and benefits due to a 21% reduction in headcount;

•	Lower legal and accounting fees of approximately $1.8 million;

•	Reduced commission ($0.3 million) due to limited third-party representative involvement; and

•	Approximately $0.7 million of cost reduction in travel, subsidiary infrastructure and other selling costs in relation to our cost reduction measures and the general downturn in business activity.

For the quarter ended December 28, 2007, approximately $0.3 million in foreign exchange remeasurement gain has been reclassified from selling, general and administrative expense to other income (expense)-net.

Restructuring Charges – Operating Expenses

	Quarter Ended
	December 26,	December 28,
	2008	2007
	(dollars in thousands)
Restructuring charges - operating expenses	$1,214	$-
Percent of net sales	5%	0%

Restructuring charges – operating expenses during the quarter ended December 26, 2008 included approximately $1.1 million related to the impairment of certain demonstration lab equipment that will not be relocated as part of the transfer of research and development activity from Scotts Valley to Newport, Wales.  The remaining restructuring charges relate to termination benefits for 45 employees whose positions became redundant as part of our ongoing restructuring plan.

Interest Expense

	Quarter Ended
	December 26,	December 28,
	2008	2007
	(dollars in thousands)
Interest expense	$667	$412
Percent of net sales	2%	1%

Our interest expense for the quarters ended December 26, 2008 and December 28, 2007 consisted primarily of interest incurred on our revolving line of credit, equipment term loan and commercial real estate loan.  In addition, amortization of debt issuance costs impacted both quarters.

Aggregate borrowings under our revolving line of credit, equipment term loan and commercial real estate loan were $35.2 million and $38.2 million at December 26, 2008 and December 28, 2007, respectively.

During the quarter ended December 26, 2008, interest expense increased by $0.2 million from the quarter ended December 28, 2007 due to a combination of higher average borrowings ($36.7 million as compared to $19.9 million) and lower average interest rates (6.8% as compared to 7.2%).

Other Income (Expenses) – Net

	Quarter Ended
	December 26,	December 28,
	2008	2007
	(dollars in thousands)
Other income (expense) - net	$3,561	$272
Percent of net sales	14%	1%

The increase in other income (expense)-net relates to approximately $3.6 million in currency exchange remeasurement gains due primarily to the strengthening of the U.S. dollar against the British Pound. Other than recording this as a remeasurement gain, we do not derive any economic gain on the strengthening of U.S. dollar.

For the quarter ended December 28, 2007, approximately $0.3 million in currency exchange remeasurement gain was reclassified from selling, general and administrative expense to other income (expense)-net.

Income Taxes

Because we have incurred significant operating losses during prior periods, no material federal or state income taxes have been recorded. We recorded income taxes relating to certain profitable international subsidiaries and provided a full valuation allowance on our net tax benefits generated in all other jurisdictions during the respective periods.

Liquidity and Capital Resources

Recent U.S. economic conditions have been unprecedented and challenging, particularly in the credit and financial markets.  Continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market have contributed to increased market volatility and diminished expectations for the U.S. economy.  In the third calendar quarter of 2008, added concerns fueled by the failure of several large financial institutions and government interventions in the U.S. credit markets led to increased market uncertainty and instability in the capital and credit markets.  These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have contributed to unprecedented levels of volatility.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has lead many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economies may harm our liquidity and financial condition, and the liquidity and financial condition of our customers. If these market conditions continue, they may limit our ability, and the ability of our customers, to timely refinance maturing indebtedness and access the capital markets to meet liquidity needs, which could harm our business, financial condition and results of operations.

At December 26, 2008, our cash and cash equivalents were $7.7 million as compared to $14.9 million at September 26, 2008.   Our cash balance at December 26, 2008 includes approximately $1.0 million in restricted cash used as collateral against a letter-of-credit. This $7.2 million decrease in cash and cash equivalents is primarily attributable to cash used to pay down our debt ($7.1 million).

The condensed consolidated financial statements presented elsewhere in this document have been prepared assuming that we will continue as a going concern.  As reflected in the condensed consolidated financial statements, we have an accumulated deficit of $96.1 million at December 26, 2008 and a net loss from operations of $1.5 million for the quarter ended December 26, 2008.  Under its current terms, our line of credit, which had a balance of $22.1 million at December 26, 2008, matures in October 2009.  Based on current cash flow projections, we would not be able to meet the repay our line of credit when it matures, which raises substantial doubt as to our ability to continue as a going concern beyond the maturity date of our line of credit.

We have taken certain measures in order to continue as a going concern including implementing a restructuring plan to reduce costs, renegotiate the terms of our line of credit and recently entered into an agreement with Needham & Company, LLC to assist in evaluating current financial and strategic options available.  We may also choose to raise additional capital from the sale of debt or equity securities or from other sources in order to support operations and debt obligations.   However, we may not be able to obtain any additional capital on acceptable terms, if at all.  The unaudited condensed consolidated financial statements presented elsewhere in this document do not reflect any adjustments that might result from the outcome of this uncertainty.

Cash Flows from Operating Activities

Operating activities generated $1.3 million of cash in the quarter ended December 26, 2008.  Cash was generated through net income for the quarter of approximately $1.3 million, which was augmented by non-cash income/expense adjustments primarily depreciation, amortization, stock based compensation, bad debt expense and gain on the disposal of equipment aggregating approximately $2.9 million.  Within changes in operating assets and liabilities, changes in accounts receivables provided $0.7 million in cash.  Changes in inventory provided $6.4 million in cash during the quarter as purchases slowed in relation to lower shipments and a slowdown in the market in general.  Changes in accounts payable used $4.8 million of cash for the quarter due to lower purchasing volume in the quarter.  Cash was used to fund reductions in our warranty liability of $1.1 million and to fund reductions in accrued liabilities of $4.1 million.

Cash Flows from Investing Activities

Cash used in investing activities for the quarter ended December 26, 2008 was $1.3 million. Investing activities during the quarter consisted primarily of purchasing equipment to be used in our development and demonstration laboratories.

Cash Flows from Financing Activities

Net cash used by financing activities for the quarter ended December 26, 2008 was $7.1 million.  Payments on bank borrowings under our revolving line of credit used $6.4 million in cash. Payments on our mortgage line of credit, short-term borrowings and capital lease obligations constituted the remainder of the cash used for the quarter.

On September 30, 2008, our credit facility was amended to reduce the maximum available for borrowing under the revolving line of credit, equipment loan and commercial real estate loan to approximately $42.6 million, increase the interest rate on outstanding borrowings to LIBOR plus 4% and amended certain financial and operating covenants.

On October 1, 2008, our credit facility was amended to extend the maturity date of the revolving portion of the credit facility from April 13, 2009 to October 13, 2009, provided we achieved certain operating results during the quarter ended December 26, 2008.  If we were unable to achieve the required results, the maturity date for the revolving portion of the credit facility would be April 13, 2009.  We achieved the required operating results during the quarter ended December 26, 2008, and as such, the maturity date on the revolving portion of our credit facility is October 13, 2009.

Borrowings under the revolving line of credit were $22.1 million at December 26, 2008 and were secured by accounts receivable and inventory.

Our equipment term loan has a three-year amortization period with monthly payments of principal and accrued interest and is secured by a lien on our equipment.  Outstanding borrowings under the equipment term loan were $1.9 million at December 26, 2008. As principal is paid down under the equipment portion of the facility, additional borrowing availability will be created under the revolving portion of the credit facility.

Our commercial real estate loan is secured by a deed of trust on our Scotts Valley facility.  Monthly payments of principal and accrued interest are based on a 20-year amortization period for the loan principal.  Outstanding borrowings under the commercial real estate term loan were $11.2 million at December 26, 2008.  As principal is paid down under the commercial real estate portion of the facility, additional borrowing availability will be created under the revolving portion of the credit facility.

A subsidiary of ours has a revolving line of credit for 200,000,000 Japanese Yen (approximately $2.2 million, at the exchange rate on December 26, 2008) under which there were no borrowings at December 26, 2008. The credit line bears interest at 1.875% per annum.

Off-Balance Sheet Arrangements

At December 26, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

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

ITEM 4.    CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 26, 2008, our disclosure controls and procedures were effective.  During the quarter ended December 26, 2008, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Prior to our merger transaction with Trikon Technologies, Inc., Trikon was a party to an employment lawsuit in France. On March 10, 2004, Dr. Jihad Kiwan departed Trikon as Director and Chief Executive Officer. On March 29, 2004 and April 2, 2004, Trikon received letters from a United Kingdom law firm and from a French law firm, respectively, on behalf of Dr. Kiwan, detailing certain monetary claims for severance amounts due to Dr. Kiwan with respect to his employment with Trikon. On April 28, 2004, Dr. Kiwan filed a lawsuit in France and on June 10, 2004, filed similar proceedings in the United Kingdom. Dr. Kiwan has subsequently withdrawn the proceedings in the United Kingdom.  On January 7, 2008, the French Commercial Court in Grenoble rejected certain of Dr. Kiwan's claims but ordered us to pay monetary awards with respect to certain other of Dr. Kiwan's claims.  On January 6, 2009, the Tribunal de Grande Instance de Grenoble, which is the court of first instance having jurisdiction to deal with applications for a stay of enforcement of judgments, ordered us to pay the amount that was previously awarded by the French Commercial Court within six months from January 6, 2009.    As of December 26, 2008, we have accrued estimated settlement costs related to this matter.  We have filed an appeal to the Regional Court of Appeals in Grenoble and the arguments are scheduled to be heard on or about April 23, 2009.  We do not believe that the outcome of the dispute will have a material impact on our business, financial condition or results of operations.

ITEM 1A.  RISK FACTORS

As a "smaller reporting company," we are not required to provide the information required by this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During November 2008, we engaged Needham and Company, LLC to assist us in evaluating current financial and strategic options available through partnering, financing and business development activities.  As part of the agreement, we issued to Needham and Company a warrant to purchase 500,000 shares of our common stock, dated November 20, 2008.  The warrant has an exercise price of $0.01 per share and expires two years from the date of issuance.

        Our issuance of the securities in the transaction described above was exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The recipient of the securities in the transaction represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the warrant certificate and other instruments issued in such transaction. The sale of these securities was made without general solicitation or advertising.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1
First Amendment to Loan and Security Agreement, by and among Aviza Technology, Inc., Aviza, Inc., United Commercial Bank, East West Bank and Chinatrust Bank (U.S.A.), entered into as of September 30, 2008, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on October 3, 2008.

10.2
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

Aviza Technology, Inc. (Registrant)

Dated: February 5, 2009	By:	/s/ PATRICK C. O’CONNOR

Patrick C. O’Connor Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
First Amendment to Loan and Security Agreement, by and among Aviza Technology, Inc., Aviza, Inc., United Commercial Bank, East West Bank and Chinatrust Bank (U.S.A.), entered into as of September 30, 2008, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the Commission on October 3, 2008.

10.2
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